Form 10KSB
period 1999-12-31
SONIC SYSTEMS CORP
filed 2000-04-24
CIK 1100451

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from ____________ to ____________________.
                        Commission file number 0-30620

                            SONIC SYSTEMS CORPORATION
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                       91-1940650
                  --------                                       ----------
            (State or Other Jurisdiction of                 (I.R.S. Employer
            Incorporation or Organization)                 Identification No.)

      777 108th Avenue NE, Suite 1700, Bellevue, WA                    98004
         ----------------------------------------                   ----------
         (Address of Principal Executive Offices)               (Zip Code)

                                 1 800 337-6642
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $201,317

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 16, 1999 was $11,619,301 and as of April 17, 2000, was $61,195,508.

As of April 17, 2000, 24,788,725 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     ; No   X
                                                               ----     -----

                                     PART I

For a full understanding of the Company's financial condition and results of operations and the risk factors inherent in an investment in shares of the Company's common stock, this commentary should be read in conjunction with the Company's Form 10-SB filed December 14, 1999, as amended.

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. The words anticipate, believe, expect, plan, intend, estimate, project, could, may, foresee, and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with clients, and development of the industry in which the Company will focus its marketing efforts. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Item 1. Business

                                     GENERAL

Sonic Systems Corporation ("Sonic Systems" or the "Company"), a Delaware corporation incorporated October 1, 1998, has its head office located at 777 108th Avenue NE, Suite 1700, Bellevue, Washington. The Company's telephone number is 1 (800) 337-6642. Sonic Systems has two operating subsidiaries: Unity Wireless Systems Corporation(formerly Sonic Systems Corporation), a British Columbia, Canada corporation ("UW Systems"), located at 101-1520 Rand Avenue, Vancouver, BC, Canada; and, Unity Wireless Integration, Inc. (formerly Sonic Integration Inc.), a Washington corporation ("UW Integration"), located at 777 108th Avenue NE, Suite 1700, Bellevue, Washington. The Company formed UW Integration in August, 1999. There are two inactive subsidiaries: 568608 B.C. Ltd., which owns 100% of UW Systems and is owned 100% by the Company, and 321373 B.C. Ltd., formerly known as Tekedge Development Corporation, which is owned 100% by UW Systems. The Company's fiscal year end is December 31.

The Company is the successor to M&M International Realty, Inc., a Florida corporation which effected a reincorporation as a Delaware corporation by merger, with the Company as the surviving corporation. Prior to the merger on December 1, 1998, the Florida corporation had had no material commercial activity. On December 11, 1998 the Company acquired all of the issued and outstanding stock of UW Systems in exchange for 11,089,368 shares of Company common shares. As a result, the former shareholders of UW Systems owned a majority of the Company's outstanding stock. Therefore, for accounting purposes, UW Systems was deemed to have acquired the Company.

Sonic Systems was founded to commercialize a new acoustic technology for providing emergency traffic signal preemption for fire engines, ambulances and police vehicles. The core technology is a sophisticated and patented software algorithm running on a digital signal processor (DSP) platform, combined with proprietary, directional phased array microphones. Sonic's emergency signal preemption systems are installed in over 25 cities across North America.

Up to December 31, 1999, the Company has been selling only its SONEM 2000 Emergency Signal Preemption System. The Company has extended its core technology to develop specific niche applications, many within the intelligent transportation systems (ITS) market. The result has been a series of new opportunities for Sonic Systems including: in-vehicle siren detection (IVSD); desktop directional microphones; wireless intersection communication solutions; and dedicated short range acoustic communications. The Company has undertaken preliminary development and planning of each of these opportunities.

In view of the Company's strategic focus on wireless technologies, Sonic Systems has decided to do business as Unity Wireless. The Company intends to seek shareholder approval to amend its articles of incorporation to change its name to Unity Wireless Corporation as soon as practicable.

The transportation systems market is an example of a mature industry that can benefit from innovation. Recent US government initiatives have provided significant funding for ITS projects, which are intended to move more traffic more efficiently on existing roadways. The societal benefits are enormous, including significant efficiencies for commuters and commerce in general, massive fuel savings with resulting environmental improvements, and increased passenger safety. Also, significant capital savings are achieved by avoiding the construction of new road system capacity.

The ITS market includes everything from synchronized intersection controllers and roadside advisory signs to in-vehicle navigation systems. ITS America, the main industry organization, projects that $209 billion will be invested in ITS between now and 2011. The overall ITS market also includes in-vehicle technology such as directional microphones for navigation and command systems, and in-vehicle siren detection safety equipment.

Sonic Systems plans to grow by identifying specific opportunities, then developing novel technological solutions and entering the market through strategic partnerships with leading providers with an established presence in that market. The Company has used this strategy with its preemption system and its wireless intersection communication products.

As an innovator, Sonic Systems' products enjoy proprietary or first-to-market advantages in their respective markets. Management expects that this position can lead to higher profit margins and the ability to attract leading strategic partners to extend the technology into complementary products.

To complement internally developed technology, UW Integration was formed to pursue alliances, licensing agreements and marketing partnerships in the ITS and communications markets. UW Integration will earn marketing revenues through these alliances and identify and evaluate new market opportunities, new technologies and new partners. This strategy does not require Sonic Systems to make a substantial initial investment for such projects. UW Integration recently opened a regional office in Singapore with a resident Regional Manager to pursue revenue and partnership opportunities throughout Asia.

                          PRINCIPAL PRODUCTS & SERVICES

Sonic Systems currently has two products that are being offered commercially: the SONEM Emergency Signal Preemption Systems and a wireless intersection communications device that uses the Company's Multi Purpose Interface Controller (MPIC). The Company has decided to market the MPIC under the brand name UniLinx. The Company has sold over 100 of its SONEM systems and expects to complete its first sale and installation of UniLinx by the second quarter of 2000.

The SONEM 2000

According to ITS America, from the mid 1980's to 1994 over 6,550 fatalities and over 182,000 accidents involving emergency vehicles resulted in hundreds of millions of dollars paid out in settlements by cities, states and federal agencies.

The Company has developed a novel method of detecting emergency vehicle sirens, and has patented this technology. The SONEM 2000 detects an emergency vehicle's siren as it approaches an intersection. Once the siren has been identified, the SONEM system issues a preempt request to the intersection controller. The controller then acts on this request to provide a green light for the emergency vehicle and turns the other directions red, making the intersection much safer for the emergency vehicle to pass through.

Management believes the SONEM 2000 has two significant advantages over its competitors. First, it is less expensive to install, because it uses the existing sirens on the emergency vehicles; competing products generally require each vehicle to be outfitted with an emitter and/or control switch for the driver. Second, the SONEM 2000 can recognize sirens from any emergency vehicle, not just specially-equipped ones.

The SONEM 2000 has received both Federal Communications Commission (FCC) and National Electrical Manufacturers Association (NEMA) approval, and is marketed through a network of distributors established in North America. As the market matures for this product in the United States and Canada, Sonic Systems will begin to engage additional distributors outside of North America.

UniLinx - Wireless Intersection Communications Card

Based on its knowledge of intersection controllers, specifically the specialized computers that control the signal lights, Sonic Systems has developed UniLinx. This multi-purpose communications card allows traffic engineers to send and receive information to and from remote intersections without the expense, delay and disruption associated with constructing a hard-wired connection.

Remote intersection controllers that lack a communications link rely on internal systems to perform various functions, for example, the time clock that controls the sequence and timing of each intersection. Since the clock can fluctuate, a series of coordinated intersections can easily become desynchronized, leading to potential traffic problems. The wireless intersection communications card gives traffic engineers the ability to perform the simple task of resetting the clock to the proper time without the need for a site visit. Remote traffic personnel can also accomplish other tasks, such as monitoring power and maintenance conditions.

Sonic Systems' wireless UniLinx device uses the "Cellular Digital Packet Data"
(CDPD) infrastructure. CDPD is a "data only" network that works within the current cellular service spectrum of selected wireless service providers. In essence, information (data) sent over the CDPD network is broken into small sections (or packets) and routed through the available, unused portion of an existing cellular voice network using technology similar to the sending of e-mail between computers.

Other traffic applications for UniLinx include: roadside advisories, variable message signs, remote access and gate openers, and industrial controls. Many other alliances are developing for this product, with related products and market applications within and outside of the traffic industry.

The Company has received an initial purchase order for 20 units of this product and expects to ship this order before the end of the second quarter of 2000.

Marketing Services

UW Integration will perform marketing services for companies that have complementary products in the ITS and wireless communications markets but lack the contacts or marketing resources to reach additional customers. By using the Company's network of contacts, management expects that these client companies will be able to reach new opportunities while Sonic Systems will earn commission revenue with limited capital investment.

                         PRODUCT RESEARCH & DEVELOPMENT

Sonic Systems is currently pursuing additional product opportunities through ongoing research and development. Many of the ongoing R&D projects extend directly from its SONEM and UniLinx products. These projects include:

In-Vehicle Siren Detection (IVSD)

Sonic Systems' patented siren detection technology is being developed for use inside a vehicle to alert the driver to a siren long before the siren sound has penetrated the soundproofing of the car or overridden the CD or cell phone. Several prototype devices are being evaluated by a U.S. auto and truck manufacturer for addition to its vehicles as a standard safety device.

Automated Gate Access

Siren detection technology also has application for emergency vehicle access to gated communities and public areas. Many state and municipal jurisdictions are requiring owners of gated areas where the public or employees may be present to provide a quick and reliable method of access for emergency services.

Current methods of access, such as cardkeys, handheld transmitters, lockboxes and around-the-clock staffing, lack the speed or cost effectiveness of siren operated devices.

Using the same platform as the IVSD prototype coupled to the gate control mechanism provides an effective solution without requiring any special equipment on the part of the emergency service provider (other than the standard siren on their vehicles). Similar products would also allow emergency vehicles to open "barrier gates" along divided freeways, and at airport and industrial sites.

Multi-use Phased Array Microphone

Management believes that one of the largest non-traffic opportunities for the SONEM technology may come from adapting the highly directional microphone to consumer applications. Similar in its basic design, this directional microphone can be used in areas such as voice recognition in computers, automobiles and other potentially voice activated and interactive electronic devices. The Company believes that the new product will provide both a directional corridor and the ability to identify a specific sound in a "noisy" environment not unlike identifying the sound of a siren at an intersection.

UniLinx Communications Platforms

Although developed for use in intersections, the UniLinx product can be easily re-configured to address a number of wireless data applications. Providing the hardware and software platform to allow for data communications between remote instruments will become a significant focus of Sonic Systems' R&D efforts. The decision to move forward and commercially develop UniLinx applications will depend on the available market size of the potential application as well as the Company's ability to attract a strong marketing partner for such application.

Sonic Systems has identified the UniLinx communication platforms as the most promising near term product opportunity, and therefore is focusing its research and development efforts in that direction.

The Company spent $502,643 on research and development in 1999 and $248,192 in 1998.

                                SALES & MARKETING

Sonic Systems' products are represented by several major traffic product distributors in North America. The Company plans to continue to build strategic alliances and partnerships to create a network of distributors and original equipment manufacturers to extend the Company's position in the market. The Company provides the necessary training and market support to facilitate sales, while its partners handle the selling and service duties.

Making products that match customer needs and raising significant barriers to entry through technology and strong partnerships are among the key strategies of the Company. Other strategies are as follows:

KEY ELEMENT - Providing the key element in a system (such as the UniLinx card in an intersection) allows the Company to leverage its place in the market. With the UniLinx card installed, management expects that additional applications will arise with the potential for new up-grades and follow-on sales for the Company and its distributors and partners.

MARKETING ALLIANCES & PARTNERSHIPS - The Company intends to create marketing alliances with established suppliers of complementary products to effectively expand the marketing resources of the Company. This strategic model will be employed as future products and applications approach commercialization. Along with Sonic's distributors, the Company intends that such partners will be the frontline sales team, with the Company providing support. With each new product, Sonic will attempt to partner with the leading company selling related products in that particular market. Management believes that these relationships will result in a very rapid introduction to market for new products.

An example of this strategy is the marketing agreement with Safetran Traffic Systems Corporation of Colorado Springs, CO. Safetran will exclusively market in North America the wireless intersection communications card for Caltrans type traffic controllers through its distributors. Safetran Traffic Systems is a leading manufacturer of Caltrans type traffic controllers. In addition, the Company has an agreement with Peek Traffic Systems of Tallahassee, FL to distribute on an exclusive basis the wireless intersection communications card for NEMA type traffic controllers. Peek Traffic Systems is a leading manufacturer of NEMA type traffic controllers. Copies of the agreements with Safetran and Peek were filed with the Company's Form 10-SB filed December 14, 1999, as amended, as Exhibits 6.2 and 6.3 respectively.

DISTRIBUTION - Sonic Systems' typical distributor sells a number of other products within the ITS and traffic market to state, federal and local municipalities and is in regular contact with the end users of the Company's products. These distributors' products range from traffic controllers to cabinets, poles and signal heads.

TRAINING & PRODUCT SUPPORT - Sonic Systems supplies the necessary brochures, manuals and training tools to its partners and distributors. Sonic Systems intends to take responsibility for training the distributors and partners to properly represent the Company's products. These tasks will be handled by senior management and the Company's regional sales staff, presently located in Texas, Ohio and Singapore.

ACQUISITIONS & LICENSING - The Company is actively looking for strategic acquisitions or licensing opportunities to increase the number of products tailored for Sonic Systems' ITS presence. There are no material acquisitions or licensing opportunities currently pending.

RESEARCH AND DEVELOPMENT - The Company plans to continue an aggressive R&D regime to continue to introduce innovative products for ITS and other applications.

INTERNATIONAL MARKETS - UW Integration maintains an international marketing focus with the current emphasis upon intelligent transportation systems projects in Asia. The potential customers include ports, transit agencies and vehicle fleet management companies. UW Integration's positioning is two fold: (i) as a co-marketing partner to established companies in North America with weak international presence; and (ii) a marketing channel for small high tech companies that lack marketing strength and know how. By representing its strategic partners, UW Integration can present large end-users with alternative purchasing options and take advantage of new business opportunities that may arise. The Company anticipates it will form subsidiaries in countries outside the U.S.A. and Canada where active business is developed.

                            MANUFACTURING & SUPPLIERS

The Company subcontracts its product manufacturing to qualified companies with a history of cost control and quality assurance. This minimizes the need for capital cost expenditures related to electronics manufacturing facilities, minimizes staff and uses specialists in each stage of manufacturing. Alternate contract manufacturers are available should any of its existing contract manufacturers not continue providing services to the Company.

The principal raw materials used in the production of the Company's products are mostly standard, electronic, plastic and hardware components. The Company has experienced difficulties in obtaining raw materials and reduces supply risk by using alternate suppliers.


                                   COMPETITION

Competition exists in the emergency signal preemption and intersection communications markets. Sonic Systems prices its products competitively and provides technically advantageous solutions with increased functionality for customers. Product differentiation is based on technology, first-to-market strategy, and strong marketing partnerships with market leaders.

SONEM 2000 COMPETITORS

While the Company expects to encounter significant competition, management believes that the SONEM 2000 System has distinct competitive advantages over the competitive systems listed below.

Strobe Based Preemption

Strobe based preemption is the most widely installed method of preemption, constituting approximately 80-90% of the market. This type of system requires that each emergency vehicle be fitted with a special strobe emitter, requiring additional investment in order to use the preemption system. A strobe based system also needs constant cleaning of the strobe detectors in the intersections. Since it is an optical system, line of sight is needed and therefore buildings, trees and rain or snow can cause the system to fail. Sonic's SONEM 2000 system works with all siren types eliminating the need to retrofit vehicles. Also since the preemption is signaled acoustically, line of sight or weather conditions have little effect on performance, and detector maintenance is minimized.

Siren Based Preemption

Another of Sonic's competitors uses a similar approach to siren detection as the SONEM, however their system can only detect one of the three common types of sirens, and only above ambient intersection noise. Sonic's SONEM system can detect all sirens and do so below ambient intersection noise.

RF (Radio Frequency) Based Preemption

This type of system requires a transmitter in the emergency vehicle as well as a receiver at the intersection and must be manually triggered by the driver of the emergency vehicle. This installation is expensive as each emergency vehicle must be fitted with an additional radio or transponder to activate the preemption, plus the receiver at the intersection. Again, Sonic's system obviates the need for vehicle upgrades as well as the physical need for the driver to preempt the signal.

UNILINX INTERSECTION COMMUNICATION CARD COMPETITORS

Presently, management believes that there are no direct competitors to Sonic's CDPD-based UniLinx products for traffic control. Indirect competitors fall in three main categories: (i) Other wireless solutions, (ii) Wireline solutions provided by the telephone companies, which are the most common form of intersection communication, and (iii) Wireline solutions provided by a municipality.

Other Wireless Solutions

There are two types of wireless solutions commonly used in traffic control. Spread Spectrum (SS) radio has been tried by many municipalities, but it has many challenges. To install a SS system, a municipality purchases and installs its own base station, then puts transceivers at each remote location. This is a relatively expensive technology, and one with which most traffic engineers are not familiar. Spread Spectrum uses unlicensed (i.e. uncontrolled) radio frequencies, therefore these systems require regular adjustment as radio noise and interference change in any given environment over time.

Advanced Mobile Phone Services (AMPS) cellular uses the regular cellular telephone voice channels for data. The dialup nature of voice lines means that each data transmission must be preceded by the overhead of placing the call and getting connected, and then the user is charged for the time connected regardless of whether data is being transmitted. An advantage of CDPD is that the data is sent through the available, unused portion of the cellular network in small packets - an inexpensive and usually flat-rated solution.

Public Wireline Solutions

Most municipalities use at least some telephone-based wireline connections (a modem at the source and a modem at the remote destination, connected by the public phone network). These systems are either of the dedicated or dialup type. Dedicated lines typically cost from $80 to $200 per month, plus the cost of the modem at each end. Dialup lines are usually about $35 per month, and, like the AMPS cellular approach, impose a significant overhead and connection latency for each use.

In some cases, municipalities use fiber-optic based public networks, which can be much more expensive to install.

Private Wireline Solutions

It is also possible for municipalities to install their own landlines. These systems function much the same as the dedicated public phone lines, but trade the monthly cost for a higher initial cost. Typical installation costs for trenched lines are in the range of $8 to $40 per foot. In some terrains, it is not practical to install wireline connections at any cost.

                              INTELLECTUAL PROPERTY

Sonic Systems owns the following domestic and foreign patents:

---------------------------- ----------------------- --------------------------- ----------------------------
          Country                  Patent No.               Patent Name                  Issue Date
---------------------------- ----------------------- --------------------------- ----------------------------
USA                          4,864,297               Siren Detector (analog)     September 5, 1989
---------------------------- ----------------------- --------------------------- ----------------------------
Canada                       1,322,586               Siren Detector (analog)     September 28, 1993
---------------------------- ----------------------- --------------------------- ----------------------------
Europe                       318,668                 Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
France (PCT Patent)          318,668                 Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
Germany (PCT Patent)         69411195.3              Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
Italy (PCT Patent)           318,668                 Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
Spain  (PCT Patent)          ES2011597T3             Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
United Kingdom (PCT Patent)  318,668                 Siren Detector (analog)     January 8, 1997
---------------------------- ----------------------- --------------------------- ----------------------------

---------------------------- ----------------------- --------------------------- ----------------------------
          Country                  Patent No.               Patent Name                  Issue Date
---------------------------- ----------------------- --------------------------- ----------------------------
Australia                    681380                  Siren Detector (digital)    December 18, 1997
---------------------------- ----------------------- --------------------------- ----------------------------
USA                          5,710,555               Siren Detector (digital)    January 20, 1998
---------------------------- ----------------------- --------------------------- ----------------------------
New Zealand                  262,083                 Siren Detector (digital)    September 8, 1998
---------------------------- ----------------------- --------------------------- ----------------------------
Singapore                    49839                   Siren Detector (digital)    December 21, 1998
---------------------------- ----------------------- --------------------------- ----------------------------
Europe                       748,494                 Siren Detector (digital)    June 17, 1998
---------------------------- ----------------------- --------------------------- ----------------------------

The Company has also filed PCT Applications for its digital siren detector in Japan, China, and Canada.

Sonic Systems has been granted the trademarks "We Hear the Future Now-TM-", "Sonic Solution-TM-", and "Sonic Systems Corporation-TM-". UW Systems registered these trademarks in Canada in 1997. The Company has also been using the unregistered trademark "SONEM 2000-TM-" since 1997, which UW Systems did not register due to resource constraints. As a result of the current strategy of diversification into wireless and other products, the Company does not intend to formally register this trademark.

                           SERVICE & PRODUCT WARRANTY

The Company offers a standard warranty on each product it sells. The warranty covers parts and labor for a fixed period, either 1 year, 2 years or 5 years, depending on the product and application.

Before product is returned for warranty repairs, the customer (or distributor) must receive a "Returned Material Authorization" (RMA) number from the Company, and then return the goods freight prepaid, and identified with the RMA number. After repairs, the unit will be returned by the Company freight prepaid, and the repaired unit will be warranted for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

The Company's warranty specifically excludes any and all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use, or inability to use, the products. The warranty is void if the product has been improperly installed, subjected to abuse or negligence, or tampered with. State laws may limit the Company's ability to limit its liability or exclude certain types of damages.

                              GOVERNMENT REGULATION

Sonic Systems may be required to obtain regulatory approvals in the US and other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements may be more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

In general, regulatory certifications of interest fall into three categories:
Safety, Usability and Spectrum Control.

Safety regulation standards include U/L (Underwriter Laboratories) and CSA (Canadian Standards Association) in North America, and CE (European standard specification) in Europe. These sets of regulations specify strict safety requirements for products. The Company's products are currently designed to U/L and CSA specifications.

Usability regulations include, in North America, both NEMA (National Electrical Manufacturers Association) and CalTrans. NEMA is a functional specification, including operating environment (temperature range, humidity, shock and vibration, etc.) for equipment in NEMA-style traffic controller markets; CalTrans is a hardware compatibility specification for equipment operating in CalTrans-style traffic controller cabinets. Other usability requirements may need to be met in jurisdictions outside North America. Sonic

Systems has tested its products to, and met, both NEMA and CalTrans equipment specifications.

Spectrum control in North America is regulated by the FCC (Federal Communications Commission) in the US, and by the DOC (Department of Communications) in Canada. These agencies allocate and regulate the use of bandwidth in the electromagnetic spectrum, covering all wireless communications equipment, as well as any electrical or electronic equipment which may radiate electromagnetic energy which could interfere with other equipment. Other spectrum control requirements may need to be met in jurisdictions outside North America.

                             MANAGEMENT & EMPLOYEES

Sonic Systems' senior management team has proven experience in exploiting opportunities available to development stage companies and the Company's technical team is proficient in wireless and acoustic technologies. Employees and management have a commitment to help create and in turn share in the success potential of the Company. Currently each holds stock and/or options with future vesting dates and relatively high exercise prices to encourage continued commitment and focus for several years. As of April 17, 2000 the Company had 21 full-time employees and 7 contract or part-time employees. The employees are not represented by a collective bargaining agreement and the Company considers its relationship with its employees to be good.

                               RECENT DEVELOPMENTS

In April, 2000, the Company issued common shares to non-U.S. persons, residing outside of the U.S., in partial settlement of debts owed by UW Systems to such persons. The Company issued 65,000 shares in consideration of repayment of $117,548 of debt. No underwriting discounts were given or commissions paid.

In April, 2000 the Company completed an equity financing through a private offering under Regulation D and Regulation S of the Securities Act of 1933. The Company accepted subscriptions for 3,850,000 units resulting in gross proceeds of $5,775,000. Each unit consists of one share of common stock and one non-transferable, callable warrant to purchase one share of common stock at an exercise price of $3.25. The warrant is exercisable for up to 18 months from closing, unless earlier called by the Company. The Company may call the warrants for exercise at any time after the average of the bid-ask prices or closing prices, as applicable, for the Company's common stock has equaled or exceeded $5.00 for at least 10 days. If determined by the Board of Directors of the Company that it would be in the best interests of the shareholders of the Company, and if any underwriter or underwriters of the Company's securities determine, in their discretion, that it would be in the best interests of the Company, the Company has agreed it will use its reasonable efforts to cause the shares comprising the units to be included in a registration statement under the Securities Act of 1933, at such time as such registration is reasonably practicable for the Company to accomplish. The Company also agreed it will use its reasonable efforts to maintain the effectiveness of any such registration statement for at least one year after the Closing of this offering. The Company issued 285,000 shares as commissions or fees to qualified persons.

Item 2. Description Of Property

The Company currently leases approximately 4,500 square feet of office, research and development, and production space at Suite 101 - 1520 Rand Avenue, Vancouver, British Columbia, Canada. The lease for the premises expired on March 31, 2000 and currently provides for annual net lease payments of Cdn$ 9.32 per square foot. The Company has extended this lease to June 30, 2000 while it completes a search for expanded space in another location. Should the Company not succeed in relocating to new space by June 30, 2000, the Company intends to further extend the holdover of its existing space.

For its head office, the Company shares space with a compatible business located at 777 - 108th Avenue NE, Suite 1700 Bellevue, Washington 98004.

The Company does not currently maintain any investments in real estate, real estate mortgages or persons primarily engaged in real estate activities, nor does it expect to do so in the foreseeable future.

Item 3.  Legal Proceedings

The Company is not currently a party to any material pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999 and the quarter ended March 31, 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Over-the-Counter or "Bulletin Board" market under the symbol "ZSON". Since February 10, 2000 the Company's common stock traded via the NASD "Pink Sheets". Prior to February 6, 1999, the common stock had traded under the symbol "MMIM". The following comprises the high and low bid and asked price for the Company's common stock as of the end of each quarter since March 31, 1999 (the stock was not "publicly traded" prior to December 31, 1998):


                                                High                                            Low
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
Quarter Ending,                      Bid                  Asked                    Bid                    Asked
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
March 31, 1999                      3.3125                3.5625                  0.0000                  0.0000
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
June 30, 1999                       3.0000                3.5000                  0.8750                  1.0000
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
September 30, 1999                  1.0625                1.2100                  0.4375                  0.5625
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
December 31, 1999                   1.1875                1.2812                  0.3750                  0.4062
----------------------------- ------------------- ----------------------- ----------------------- -----------------------
March 31, 2000                      6.25*                  0.0000                  0.92*                  0.0000
----------------------------- ------------------- ----------------------- ----------------------- -----------------------


*During the quarter ending March 31, 2000, the Company's stock traded between $0.92 and $6.25. Only the trading data for the stock is available for this period.

Source: Nasdaq Trading & Marketing Services and FinancialWeb.com

These quotations reflect inter-dealer prices without retail mark-up, mark down or commission, and may not represent actual transactions.

As of March 31, 2000 there were 134 holders of record of the Company's common stock.

The Company has not paid dividends on its common stock.


                    RECENT SALES OF UNREGISTERED SECURITIES

The Company completed the following sales of unregistered securities in 1999:

In May/June, 1999, the Company issued 6,500 shares to a non-U.S. person, residing outside of the U.S., in payment of $13,000 owing by UW Systems to the person.

In the period July to October 1999, the Company completed an offering under Regulation S, as contemplated by the acquisition agreement with Sonic BC. The sale was to a non-U.S. person, residing outside of the U.S., and took place outside of the U.S. The Company issued 500,000 shares in consideration of gross proceeds of $1,500,000. The Company paid $150,000 in commission.

In November, 1999, the Company completed a private offering under Regulation S to a non-U.S. person, residing outside of the U.S. The Company issued 350,000 common shares in consideration of gross proceeds of $175,000. No underwriting discounts were given or commissions paid.

In December, 1999, the Company completed a private offering under Regulation S to a non-U.S. person, residing outside of the U.S. The Company issued 142,857 common shares in consideration of gross proceeds of $100,000. No underwriting discounts were given or commissions paid.

Item 6.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-KSB.

OVERVIEW

The Company is in the business of developing and manufacturing specialized communications and traffic control products that use the acoustic spectrum as well as traditional wireless channels. The Company also markets products and systems for the intelligent transportation systems industry on behalf of other manufacturers on an agency basis. The Company's traffic signal priority system has accounted for all revenues earned in 1998 and 1999. Management expects that wireless communication products will become a dominant proportion of revenue in future years.

The Company is the successor to M & M International Realty, Inc., a Florida corporation, which effected a reincorporation as a Delaware corporation by a merger with the Company on December 1, 1998. The Company acquired UW Systems on December 11, 1998, through a British Columbia subsidiary, 568608 B.C. Ltd., formed for the purpose of the acquisition. In July 1998, UW Systems acquired 321373 B.C. Ltd., formerly known as Tekedge Development Corporation ("Tekedge"), in order to consolidate a royalty agreement with Tekedge. The royalty agreement provided that UW Systems pay Tekedge 15% of gross revenues from the sale of any products based on assets and intellectual property acquired from Tekedge in 1995. The royalty rate was reduced retroactively to 3.5% in June, 1998. In August 1999, the Company formed a second subsidiary, UW Integration, to perform agency marketing and systems integration activities.

The Company (including UW Systems) has incurred net losses since it became active in July, 1995. Losses resulted from low initial sales of the Company's traffic signal priority system combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies. In 1998 and early 1999, the Company prepared for growth that was anticipated from increased sales volume through newly developed distribution channels. During this period expenses increased due to additional management and marketing expenses, and costs associated with the setup of an office in Seattle. In the first quarter of 1999 the Company also took advantage of volume pricing to build inventory in anticipation of these increased sales.

In the first and second quarters of 1999, the Company did not achieve its desired sales volumes. In response, the Company deferred manufacturing of additional product, reduced expenses through elimination of telemarketing activities and restructuring of senior management positions, and moved the Seattle office to more economical space. The Company also refocused engineering and development activities toward wireless communication products for traffic control in response to indications of strong demand in that segment of the transportation industry. Management believes that the successful demonstrations of a traffic controller communications product and the formation of strategic alliances for marketing and distribution with intelligent transportation systems industry members in the second and third quarters of 1999 will have a positive impact on future sales.

RESULTS OF OPERATIONS

(All amounts are in US dollars unless otherwise stated)

YEARS ENDED DECEMBER 31, 1999 AND 1998

Sales decreased by 35%, or $106,451, to $201,317 from $307,768 in 1998. This decrease was due in part to a higher level of sales of the Company's SONEM 2000 traffic signal priority system in the fourth quarter of 1998, caused by a increased marketing effort in that quarter. In the third and fourth quarters of 1999, the Company did not increase marketing effort, primarily due to cash constraints, resulting in lower sales performance for the fiscal year 1999 over that of fiscal 1998.

Cost of goods sold decreased by 23%, or $121,254, to $404,406 from $525,660 in 1998. During the first quarter the Company increased production in anticipation of higher sales of its SONEM 2000 traffic signal priority system. However, as it became evident that these sales would not materialize at the expected levels, production was severely reduced and then stopped altogether. Inventory increased as the result of both the first quarter production activity, and the ordering of parts that were expected to be needed in the second quarter. Production department direct labor and overhead expenses were capitalized to finished goods inventory, which led to the decrease in production expenses charged against income.

Research and development expenses increased by 103%, or $254,451, to $502,643 from $248,192 in 1998. In the second, third, and fourth quarters of 1999 the Company responded to a growing market interest in wireless communication products in the traffic industry by accelerating development of its UniLinx traffic controller communication product. In addition, a Canadian refundable investment tax credit, which had financed $93,048 of $341,240 in gross research and development expenditures in 1998, was no longer refundable to the Company in 1999. Also, Government grants decreased by $9,663 to $34,079 in 1999, compared to $43,742 in 1998. At the end of fiscal 1999, $28,487 of the total of $122,501 approved in the contribution agreement was still available to be claimed.

Marketing expenses increased by 18%, or $69,711, to $456,385 from $386,674 in 1998. As part of an initiative to achieve higher sales of its traffic signal priority product, the Company hired two additional sales managers in October 1998 and April 1999. In addition, the Company hired a business development executive in April of 1998 to pursue opportunities for new and existing products in the intelligent transportation industry and in international markets. Marketing and business development effort was curtailed in the fourth quarter as the Company directed limited cash resources toward research and development of wireless products for the transportation industry, which had shown indications of strong demand in the second half of 1999.

General and administrative expenses increased by 10%, or $88,411, to $982,998 from $894,587 in 1998. During this period, the Company incurred higher accounting and legal, contract services, and travel costs related primarily to the pursuit of new financing and its status as a U.S. publicly traded entity. Accounting and legal costs rose by $136,481, travel by $64,761, and contract services by $34,114. Employment expenses decreased by $211,896 due primarily to the higher level of management incentive awards in 1998. In addition, the Company opened an office in Seattle in April, 1999, which was subsequently relocated to more economical space in August, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Sales of the Company's current and earlier versions of its SONEM 2000 traffic signal priority product have provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at December 31, 1999 of $5,413,642.

The Company has been successful in raising approximately $5,800,000 in equity financing in April, 2000 (see Item 1, "Recent Developments"). Management projects that the Company has sufficient cash resources to finance operations at least until the end of fiscal year 2000, however management expects that the Company will need additional capital to maintain and expand operations beyond fiscal year 2001. There is no assurance that sufficient additional financing will be available to the Company, or that, if available, the financing will be on terms acceptable to the Company. If additional funding is not obtained in a timely manner, it may be necessary for the Company to curtail or suspend operations. There is no assurance that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds during or following fiscal year 2000. In the event that Sonic Systems cannot raise needed capital, it will have a material adverse effect on the Company.

During 1999, the Company's cash position decreased by $223,554 to $32,970 on December 31 from $256,524 on December 31, 1998. Net cash used in operating activities was comprised basically of a loss of $2,025,101 during the period. In addition, inventories increased by $328,677 as the result of higher production activity in the first quarter that was not met by an expected sales increase in the first and second quarters of 1999. The December 31, 1999 inventory level of $529,528 is composed of $195,364 in raw materials and $334,164 in finished goods.

Also during this period, accounts payable and accrued liabilities increased by $178,678 as a source of financing for the inventory increase. When sales of the Company's traffic signal priority product did not materialize at the expected level in the third quarter of 1999, the Company requested and achieved reductions and postponements in amounts due from trade creditors in October and November of 1999. In the second, third, and fourth quarters of 1999, the Company also reduced operating expenses by postponing further manufacturing activity, through reductions of 6 full time staff at the executive, marketing and operations levels, and by relocating the Seattle office to more cost effective space.

The Company's investing activities in 1999 amounted to $71,123, of which $50,020 was invested in intellectual property

The agreement leading to the acquisition of UW Systems in December, 1998 provided for a share for share exchange plus issuance of an additional 2,500,000 shares which were distributed among the former UW Systems shareholders, employees and directors as determined by the former board of directors of UW Systems. As a result of the exchange, the former UW Systems shareholders held approximately 56% of the then issued and outstanding stock of the Company. The share exchange agreement also included a provision that the Company would use best efforts to raise gross proceeds of $1,500,000 in equity financing in 1999. This undertaking was secured by a pledge of 5,000,000 shares of common stock by certain shareholders of the Company, which were forfeitable on a pro rata basis to the extent such proceeds were not raised. As a result, the Company received gross proceeds of $1,020,000 from a placement of 340,000 common shares in July of 1999 and $480,000 from a placement of 160,000 common shares in October of 1999. Net proceeds from these placements were $1,348,520. These net proceeds were used to repay loans of approximately $918,000 in the third quarter and $432,000 in the fourth quarter. All material terms and conditions of the share exchange have been completed or fulfilled.

In November, 1999 the Company issued 350,000 shares in consideration of $175,000. In December, 1999 the Company issued 142,857 shares in consideration of $100,000.

UW Systems had a credit facility comprised of three segments: a demand operating loan of $Cdn 100,000 ($US 65,220) at an interest rate of prime plus 2%, a demand reducing loan available under the Canadian Western Economic Diversification IT&T Program of $Cdn 500,000 ($US 326,100) at an interest rate of prime plus 3%, and a tax credit financing facility of $Cdn 100,000 ($US 65,220) at an interest rate of prime plus 2%. At September 30, 1999, UW Systems had an outstanding balance of $138,704 on its demand reducing segment, and no balance on the other two segments. The bank reviewed the Company's financial position and in October
1999 offered an amended loan agreement continuing the demand reducing loan at an interest rate of prime plus 6%, and discontinuing the other two segments.
In July, 1999 the Company commenced principal repayments of the demand reducing loan at the rate of $3,526 ($Cdn 5,239) per month. These payments continue under the amended loan agreement. The loan balance at December 31, 1999 was $130,365.

INFLATION

The Company does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition. However, the Company has recently experienced some significant price increases for certain components that are used in the wireless industry.

YEAR 2000 READINESS

To date, the Company has experienced no material impacts from conversion to the year 2000, directly or indirectly. At this time, the Company does not anticipate any material impacts in the future related to the "Year 2000 issue".

Item 7.  Financial Statements


                       CONSOLIDATED FINANCIAL STATEMENTS

                           SONIC SYSTEMS CORPORATION

                          DECEMBER 31, 1999 and 1998


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of SONIC SYSTEMS CORPORATION

We have audited the accompanying consolidated balance sheets of SONIC SYSTEMS CORPORATION (and subsidiaries) as of December 31, 1999 and 1998 and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Systems Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                        /s/ Ernst & Young

                                                        Chartered Accountants

Vancouver, Canada,
March 3, 2000, (except for Note 17, as to which the date is March 24, 2000).

SONIC SYSTEMS CORPORATION
Incorporated under the laws of Delaware

                           CONSOLIDATED BALANCE SHEETS


As at December 31                                                     (expressed in U.S. dollars)

                                                                          1999               1998
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------
ASSETS [NOTE 9]
CURRENT
Cash                                                                    32,970            256,524
Accounts receivable, less allowance of $nil in 1999 and 1998
  [NOTE 7]                                                              26,191            180,789
Government grant receivable                                             25,794             70,765
Investment tax credit receivable                                       123,245            209,972
Inventory [NOTE 4]                                                     529,528            200,851
Prepaid expenses                                                        11,003             14,385
Related party advances [NOTE 7]                                         10,024                 --
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   758,755            933,286
------------------------------------------------------------------------------------------------------------------
Property and equipment (net) [NOTE 5]                                   49,664             57,332
Patents (net) [NOTE 6]                                                 493,407            500,080
------------------------------------------------------------------------------------------------------------------
                                                                     1,301,826          1,490,698
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank overdraft                                                          18,220                 --
Accounts payable and accrued liabilities [NOTE 8]                      455,677            276,999
Loans payable [NOTE 9]                                                 277,664            226,877
Product warranty                                                        19,670             23,706
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              771,231            527,582
------------------------------------------------------------------------------------------------------------------
Loans payable [NOTE 9]                                                      --             40,762
Product warranty                                                        49,616              8,904
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      820,847            577,248
------------------------------------------------------------------------------------------------------------------
Commitments [NOTES 12]
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 100,000,000
   authorized, 20,588,725 [1998 - 19,589,368] issued and
   outstanding                                                          20,589             19,589
Additional paid in capital                                           5,909,624          4,274,104
Other accumulated comprehensive income (loss)                          (35,592)             8,298
Accumulated deficit                                                 (5,413,642)        (3,388,541)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                             480,979            913,450
------------------------------------------------------------------------------------------------------------------
                                                                     1,301,826          1,490,698
------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES

On behalf of the Board:


                                    Director                      Director

SONIC SYSTEMS CORPORATION


                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS


Years ended December 31                                               (expressed in U.S. dollars)

                                                                          1999               1998
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------
Net sales                                                              201,317            307,768
Cost of goods sold                                                    (404,406)          (525,660)
------------------------------------------------------------------------------------------------------------------
                                                                      (203,089)          (217,892)
------------------------------------------------------------------------------------------------------------------

EXPENSES
Research and development [NOTE 10]                                    (502,643)          (248,192)
Government grant [NOTE 13]                                              34,079             43,742
Marketing                                                             (456,385)          (386,674)
Interest expense                                                       (20,571)           (23,702)
General and administrative                                            (982,998)          (894,587)
------------------------------------------------------------------------------------------------------------------
                                                                    (1,928,518)        (1,509,413)
------------------------------------------------------------------------------------------------------------------
Operating loss for the year                                         (2,131,607)        (1,727,305)
Other income                                                            10,113              6,885
Exchange gain                                                           96,393              4,115
------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR [NOTE 14]                                     (2,025,101)        (1,716,305)

COMPREHENSIVE LOSS
Net loss for the year                                               (2,025,101)        (1,716,305)
Currency translation adjustment                                        (43,890)           (18,926)
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                                  (2,068,991)        (1,735,231)
------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share [NOTE 11[d]]                     (0.14)             (0.23)
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SONIC SYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 (expressed in U.S. dollars)

                                                                                          COMMON         ADDITIONAL
                                                                        COMMON         STOCK ISSUED       PAID-IN
                                                                        STOCK        AND OUTSTANDING      CAPITAL
                                                                          #                 $                $
----------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF DECEMBER 31, 1997                             6,637,901          6,638          2,197,691
Deemed issued for cash pursuant to private placement,
   net of share issue costs of $50,844                                 1,293,467          1,293            662,213
Deemed issued pursuant to options exercised [NOTE 11[f]]                 225,000            225             81,319
Deemed issued for services rendered [NOTE 11[c]]                          33,000             33             22,980
Deemed issued for the acquisition of Tekedge [NOTE 3]                    400,000            400            271,968
Deemed stock dividend [NOTE 11[a]]                                     1,216,092          1,216             (1,216)
Deemed shares issued to employees for past service [NOTE 11[a]]        1,283,908          1,284            136,116
Shares deemed issued on acquisition of Sonic Delaware [NOTE 1]         1,000,000          1,000                 --
Issued pursuant to private placement, net of share issue
   costs [NOTE 1]                                                      7,500,000          7,500            903,033
Net loss for the year                                                         --             --                 --
Foreign currency translation                                                  --             --                 --
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                                             19,589,368         19,589          4,274,104
Issued for services rendered [NOTE 11[c]]                                  6,500              7             12,993
Issued for cash pursuant to private placement,
   net of share issue costs of $151,480                                  992,857            993          1,622,527
Net loss for the year                                                         --             --                 --
Currency translation adjustment                                               --             --                 --
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                                             20,588,725         20,589          5,909,624
----------------------------------------------------------------------------------------------------------------------

                                                                          OTHER
                                                                       ACCUMULATED                          TOTAL
                                                                      COMPREHENSIVE      ACCUMULATED     STOCKHOLDERS'
                                                                      (LOSS) INCOME        DEFICIT          EQUITY
                                                                            $                 $                $
-----------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF DECEMBER 31, 1997                                27,224         (1,672,236)        559,317
Deemed issued for cash pursuant to private placement,
   net of share issue costs of $50,844                                        --                 --         663,506
Deemed issued pursuant to options exercised [NOTE 11[f]]                      --                 --          81,544
Deemed issued for services rendered [NOTE 11[c]]                              --                 --          23,013
Deemed issued for the acquisition of Tekedge [NOTE 3]                         --                 --         272,368
Deemed stock dividend [NOTE 11[a]]                                            --                 --              --
Deemed shares issued to employees for past service [NOTE 11[a]]               --                 --         137,400
Shares deemed issued on acquisition of Sonic Delaware [NOTE 1]                --                 --           1,000
Issued pursuant to private placement, net of share issue
   costs [NOTE 1]                                                             --                 --         910,533
Net loss for the year                                                         --         (1,716,305)     (1,716,305)
Foreign currency translation                                             (18,926)                --         (18,926)
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                                                  8,298         (3,388,541)        913,450
Issued for services rendered [NOTE 11[c]]                                     --                 --          13,000
Issued for cash pursuant to private placement,
   net of share issue costs of $151,480                                       --                 --       1,623,520
Net loss for the year                                                         --         (2,025,101)     (2,025,101)
Currency translation adjustment                                          (43,890)                --         (43,890)
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                                                (35,592)        (5,413,642)        480,979
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

SONIC SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31                                               (expressed in U.S. dollars)

                                                                          1999               1998
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                               (2,025,101)        (1,716,305)
Adjustments to reconcile net loss to net cash used in
   operating activities
   Amortization of patents                                              56,693             27,199
   Depreciation of property and equipment                               13,428             11,304
   Shares issued for services                                           13,000             23,013
   Asset disposed for services                                           3,319                 --
   Stock based compensation                                              2,000            217,400
Changes in non-cash working capital relating to operations
   Accounts receivable and government grant receivables                199,569           (226,089)
   Investment tax credit receivable                                     86,727            (38,665)
   Inventory                                                          (328,677)          (122,539)
   Prepaid expenses                                                      3,382              2,492
   Accounts payable and accrued liabilities                            178,678             69,864
   Product warranty                                                     36,676             32,610
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                               (1,760,306)        (1,719,716)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                  (11,079)           (23,661)
Increase in patents                                                    (50,020)           (35,878)
Related party advances                                                 (10,024)                --
Cash acquired on acquisition of subsidiary                                  --            975,000
------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (71,123)           915,461
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Bank overdraft                                                          18,220                 --
Repayment of loan payable                                           (1,371,159)            (4,663)
Proceeds from loan payable                                           1,381,184            198,496
Proceeds on issued and to be issued common shares                    1,775,000            779,381
Share issue costs                                                     (151,480)          (114,331)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,651,765            858,883
------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                                (43,890)            10,881
------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH DURING YEAR                                        (223,554)            65,509
Cash at beginning of year                                              256,524            191,015
------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                     32,970            256,524
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Interest paid during the year ended December 31, 1999 amounted to $14,332 ($Cdn. 21,295) [1998 - $14,382 ($Cdn. 22,052)].

SEE ACCOMPANYING NOTES

SONIC SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 and 1998                           (expressed in U.S. dollars)

1.  NATURE OF BUSINESS AND LIQUIDITY

Sonic Systems Corporation ("Sonic Delaware") or (the "Corporation") develops, markets and sells products incorporating sound spectrum and wireless technologies in Canada and the United States. The Corporation is in the process of transforming itself from an acoustic-based signal preemption company to include products that use the Internet to provide wireless data solutions for specialized applications. Sonic Delaware has reserved the name "Unity Wireless Corporation" and commenced doing business under that name on March 1, 2000. The Corporation will seek shareholder approval to change the name of the Corporation to Unity Wireless Corporation at the next shareholders' meeting.

The Corporation's ability to realize the carrying value of its assets is dependent on achieving profitable operations, and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Corporation will require for the foreseeable future ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying values. As described in note 17, subsequent to year end, the Corporation has raised additional equity financing through private placements.

ACQUISITION OF SONIC B.C.

Sonic Delaware was incorporated in Delaware on October 1, 1998. On
December 11, 1998, Sonic Delaware acquired all of the issued and outstanding share capital of Sonic Systems Corporation (British Columbia) ("Sonic B.C.") for consideration of 11,089,368 common shares. In anticipation of this transaction, the Corporation issued 7,500,000 common shares pursuant to a private placement for gross proceeds of $974,000 less accounts payable of $63,467. Prior to these transactions, Sonic Delaware was an inactive company with cash assets of $1,000. As a result of this acquisition, the original shareholders of Sonic B.C., as a group, owned more than 50% of the issued and outstanding voting shares of Sonic Delaware. This transaction represents a recapitalization of Sonic B.C.

Consequently, this business combination has been accounted for as a reverse acquisition whereby Sonic B.C. is deemed to have acquired Sonic Delaware. These consolidated financial statements are a continuation of the financial statements of the accounting acquirer, Sonic B.C. and reflect the accounts of Sonic B.C. at their historic net book value and the accounts of Sonic Delaware at their estimated fair value at the time of the transaction. For purposes of the acquisition, the fair value of the net assets of Sonic Delaware of $1,000 is ascribed to the 1,000,000 previously outstanding common shares of Sonic Delaware deemed to be issued in the acquisition.

The combined issued and outstanding and additional paid-in-capital common stock of the continuing consolidated entity as of December 11, 1998 is computed as follows:

                                                                                              $
-------------------------------------------------------------------------------------------------------------------
Existing share capital of Sonic B.C. as of December 11, 1998 prior to
   the acquisition                                                                      1,737,148
Deemed value of the acquired common shares of Sonic Delaware                                1,000
Private placement, net of share issue costs                                               910,533
------------------------------------------------------------------------------------------------------------------
Share capital of Sonic Delaware as of December 11, 1998                                 2,648,681
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

The number of outstanding shares of Sonic Delaware as of December 11, 1998 is computed as follows:

                                                                                              #
-------------------------------------------------------------------------------------------------------------------
Deemed share capital of Sonic B.C. as of December 11, 1998 prior to
   the acquisition                                                                     11,089,368
Shares deemed issued on acquisition of Sonic Delaware                                   1,000,000
Shares issued in private placement                                                      7,500,000
------------------------------------------------------------------------------------------------------------------
Shares of Sonic Delaware as of December 11, 1998                                       19,589,368
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, 568608 B.C. Ltd. (British Columbia, Canada), Sonic B.C. (British Columbia, Canada), 321373 B.C. Ltd. (British Columbia, Canada) and Sonic Integration Inc. (Washington State, USA). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FINANCIAL INSTRUMENTS

At December 31, 1999, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, investment tax credit receivable, accounts payable and accrued liabilities, and loans payable [1998 - cash and cash equivalents, accounts receivables, other receivables, investment tax credit receivable, accounts payable and accrued liabilities and loans payable]. The carrying value of these financial instruments is considered to approximate fair value based on their short term nature.

INVENTORY

Inventory is carried at the lower of cost, determined on an average basis, and market. Market is considered to be replacement cost for raw materials and net realizable value for work in progress and finished goods. The cost of work in progress and finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.

PROPERTY AND EQUIPMENT

Capital assets are stated at cost. Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

     Computer equipment                                     30%
     Furniture and fixtures                                 20%
     Production equipment                                   20%

PATENTS

Legal costs incurred for the registration of patents have been capitalized. Patent costs are being amortized on a straight-line basis over their legal life of 10 years. Patent costs are written off if, based on estimated future cash flows, the cost is not expected to be recovered from future revenues.

IMPAIRMENT OF LONG-LIVED ASSETS

The Corporation records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

INCOME TAXES

The Corporation accounts for income taxes using the liability method of tax allocation. Under this method, future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Corporation incurred advertising expenses of $16,940 in 1999 and $32,455 in 1998.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Corporation and its subsidiaries is the Canadian dollar, while the reporting currency in the consolidated financial statements is the U.S. dollar. Asset and liability accounts are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the year. Gains or losses resulting from this process are recorded in stockholders' equity as an adjustment to other accumulated comprehensive (loss) income.

REVENUE RECOGNITION

Revenue from the sale of products is recognized at the time goods are shipped to customers. The products sold do not have a significant software component. Inventory shipped to customers which are subject to conditions are not recognized as revenue until the conditions are met.

PRODUCT WARRANTIES

A liability for estimated warranty expense is established by a charge against cost of goods sold at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate.

INVESTMENT TAX CREDITS

Prior to the acquisition of Sonic B.C. by the Corporation on December 11, 1998, Sonic B.C. was a Canadian Controlled Private Corporation, as defined in the Income Tax Act (Canada), and accordingly was entitled to receive a cash refund on a portion of its investment tax credits earned on eligible expenditures. These refundable investment tax credits were recorded in the year the qualifying expenditure was made and applied to reduce the carrying costs of expenditures for capital assets and research and development. The investment tax credit balance relates to the pre-acquisition operations of Sonic B.C. As a result of the acquisition, Sonic B.C. now earns investment tax credits which are no longer refundable. The unrecognized investment tax credits are available in future years to reduce income taxes payable.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

The Corporation accounts for stock-based compensation based on Accounting Principles Board Opinion No. 25 and related interpretations, whereby the intrinsic value of options granted is recorded at the measurement date. The Corporation has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION for stock options granted to employees.

NET LOSS PER COMMON SHARE

The basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. The Corporation has not included potential common shares representing escrow shares, performance shares and shares to be issued in the basic loss per share computation. Diluted loss per share is computed using the treasury stock method, giving effect to all dilutive potential common shares that were outstanding during the period except to the extent where antidilutive.

COMPREHENSIVE (LOSS) INCOME

Comprehensive income measures all changes in shareholders' equity excluding capital transactions. For the periods presented other accumulated comprehensive income comprises only foreign currency translation.

RECENT PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will be effective for the Company's year end commencing January 1, 2001. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

3. BUSINESS ACQUISITION

On July 3, 1998 the Corporation acquired 100% of the issued and outstanding share stock of 321373 B.C. Ltd. (formerly Tekedge Development Corp. ("Tekedge")) an inactive company with rights to certain patents and technology. The acquisition was accounted for by the purchase accounting method, in which the results of operations are included in the Corporation's accounts from the date of acquisition. Details of this acquisition are as follows:

                                                                                             # OF SHARES             $
-----------------------------------------------------------------------------------------------------------------------------
Purchase price                                                                                                    272,368
-----------------------------------------------------------------------------------------------------------------------------

Consideration given:
Common shares issued July 3, 1998                                                              400,000            272,368
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

The purchase price has been allocated according to the estimated fair values of the assets and liabilities of Tekedge as follows:

                                                                                                                     $
-----------------------------------------------------------------------------------------------------------------------------
Patents                                                                                                           344,749
Accounts payable                                                                                                  (12,538)
Loan payable                                                                                                      (59,843)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  272,368
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

4.  INVENTORY

                                                                                                1999               1998
                                                                                                  $                  $
-----------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                                  195,364             44,709
Finished goods                                                                                 334,164            156,142
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               529,528            200,851
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                1999                              1998
                                     ----------------------------       ---------------------------
                                                      ACCUMULATED                        ACCUMULATED
                                       COST          DEPRECIATION         COST          DEPRECIATION
                                         $                 $                $                 $
------------------------------------------------------------------------------------------------------
Computer equipment                    52,165            28,931            49,508           19,866
Furniture and fixtures                10,869             5,388            24,990            7,815
Production equipment                  30,108             9,159            11,671            1,156
------------------------------------------------------------------------------------------------------
                                      93,142            43,478            86,169           28,837
------------------------------------------------------------------------------------------------------
Net book value                                 49,664                             57,332
------------------------------------------------------------------------------------------------------

6.  PATENTS

                                                1999                              1998
                                     ----------------------------       ---------------------------
                                                      ACCUMULATED                        ACCUMULATED
                                       COST          AMORTIZATION         COST          AMORTIZATION
                                         $                 $                $                 $
------------------------------------------------------------------------------------------------------
Patents                              570,280            76,873           526,389           26,309
------------------------------------------------------------------------------------------------------
Net book value                                493,407                            500,080
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

7.  RELATED PARTY TRANSACTIONS

[a] Consulting fees of $nil [1998 - $50,323 ($Cdn. 78,000)] were paid to a director of the Corporation during the year. This transaction is based in Canadian dollars.

[b] Included in accounts receivable at December 31, 1999 is $nil [1998 - $31,170 ($Cdn. 47,783)] due from a senior officer of the Corporation. This transaction is based in Canadian dollars.

[c] Advances of $10,024 ($Cdn. 14,468) are due from an employee & a previous employee who is now a distributor of the Corporation. Interest on these advances is at 6.5% per annum and is due in full before the year ended December 31, 2000. This transaction is based in Canadian dollars


8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                    1999                1998
                                                      $                   $
-----------------------------------------------------------------------------
Trade accounts payable                             349,179            169,977
Employee compensation payable                       57,287             60,847
Accrued liabilities                                 24,961             31,827
Audit accrual                                       24,250             14,348
-----------------------------------------------------------------------------
                                                   455,677            276,999
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


9.  LOANS PAYABLE


                                                                        1999                1998
                                                                          $                   $
-------------------------------------------------------------------------------------------------
British Columbia Advanced Systems Institute                             77,115             64,361
Royal Bank of Canada                                                   130,365            143,214
Government of Canada - Ministry of Western Economic
   Diversification                                                      70,184             60,064
-------------------------------------------------------------------------------------------------
                                                                       277,664            267,639
Less: current portion                                                  277,664            226,877
-------------------------------------------------------------------------------------------------
                                                                            --             40,762
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


Canadian bank prime rate at December 31, 1999 was 6.5% [1998 - 6.75%].

GOVERNMENT OF BRITISH COLUMBIA

BRITISH COLUMBIA ADVANCED SYSTEMS INSTITUTE ("ASI")

The Corporation has agreed to perform certain specified research and development work and ASI has agreed to assist in the funding of this work up to $69,286 ($Cdn. 100,000). In addition, a lump sum payment of $24,250 (Cdn. $35,000) is payable on March 31, 2000.

One month after completion of the work, the Corporation must commence making payments to ASI on a monthly basis for a period of up to 84 months, equal to the greater of:

-    $802 ($Cdn. 1,191); or
- Royalty payments equal to 10% of gross revenues on all products incorporating the technology developed under this project.

The Corporation has the option to make a lump-sum payment to discharge the obligation by making a minimum payment based upon a pre-determined formula. The maximum obligation under the formula is 2.5 times the amount advanced.

The loan security is the product derived as a result of the research.

ROYAL BANK OF CANADA

The Corporation has a $141,343 ($Cdn. 204,000) loan available with the Royal Bank of Canada with an effective interest rate of 10.16%. Scheduled principal repayment terms of $3,526 ($Cdn. 5,239) per month have been arranged over 5 years from the initial drawdown date of January 23, 1998.

As collateral for the loan, a general security agreement representing a first charge on all of the Corporation's assets has been granted. There are also various covenants, financial reporting requirements, and conditions precedent associated with the above loan. As at December 31, 1999, the Corporation's subsidiary was not in compliance with the covenants relating to debt to tangible net worth ratio and current ratio [note 17[e]].

GOVERNMENT OF CANADA

MINISTRY OF WESTERN ECONOMIC DIVERSIFICATION

The Corporation has entered into an unsecured loan agreement with the Federal Ministry of Western Economic Diversification, whereby the Ministry agreed to make financial contributions to assist in the development of certain research and development projects. Under the terms of the original agreement, the total loan was to be repaid in five equal semi-annual installments commencing October 30, 1993. If not repaid, each installment will incur interest compounded monthly at the Bank of Canada's prime rate plus 3%. As of December 31, 1999 the remaining balance to be repaid was $70,184 ($Cdn. 101,297) and accordingly has been classified as a current liability. Until the loan is fully repaid the Corporation has agreed to comply with certain contractual responsibilities, including the following:

[a]  to maintain adequate insurance coverage for the projects; and

[b] to not issue dividends, repay shareholder advances or make significant changes in ownership or financing without the approval of the Ministry.


10.  RESEARCH AND DEVELOPMENT


                                                      1999               1998
                                                        $                  $
-----------------------------------------------------------------------------
Expenses                                           502,643            341,240
Less investment tax credit                              --            (93,048)
-----------------------------------------------------------------------------
Net expense                                        502,643            248,192
-----------------------------------------------------------------------------

11.  SHARE STOCK

[a]  STOCK DIVIDEND AND STOCK ISSUED TO EMPLOYEES

     Concurrent with the acquisition of Sonic B.C., the Corporation issued one escrowed common share of Sonic Delaware to shareholders of Sonic B.C. for every four shares of common stock of Sonic B.C. In addition, certain employees of Sonic B.C. were awarded a total of 1,283,908 escrowed shares of common stock of Sonic Delaware. The shares issued to employees have been recorded as compensation expense in 1998 of $137,400 based on the fair market value of the Corporation's shares at the date of award.

     These escrowed shares will be released from Escrow subject only to the following terms:

     [i] 700,000 escrowed shares ("Indemnity Shares") are held in Escrow pursuant to the terms of the Escrow Agreement until the 11th day of June, 2000, at which time 420,000 Indemnity Shares may be released from the terms of this Escrow Agreement and thereafter an additional 70,000 Indemnity Shares may be released from the terms of this Escrow Agreement on and after each of the 11th day of September, 2000, December, 2000, March, 2001 and June, 2001;

    [ii] 1,800,000 escrowed shares are held in escrow pursuant to the terms of the Escrow Agreement until December 11, 1999, at which time 720,000 escrowed shares were released from the terms of this Escrow Agreement and thereafter an additional 180,000 escrowed shares may be released from the terms of this Escrow Agreement on and after each of the 11th day of March, 2000, June, 2000, September, 2000, December, 2000, March, 2001 and June, 2001.

[b]  PERFORMANCE SHARES

     In connection with the acquisition of Sonic B.C. [see note 1], the Corporation agreed to raise a minimum of $1,500,000 of gross proceeds pursuant to a private offering of up to 500,000 common shares of the Corporation. As collateral for performance of this obligation, 5,000,000 common shares were placed in escrow. If the above gross proceeds were not raised, a percentage of the performance shares equal to the percentage of the shortfall in gross proceeds were to be released and governed by a general escrow agreement.

     The 5,000,000 common shares placed in escrow were released during 1999 as the $1,500,000 gross proceeds were raised.

[c]  SHARES ISSUED FOR SERVICES

     In 1999, the Corporation issued 6,500 [1998 - 33,000] common shares for services rendered at $13,000 ($Cdn. 19,315) [1998 - $23,013 ($Cdn.
     33,000)]. These shares were issued at fair market value, determined by the closing trading price of the common stock on the date of issuance.

[d]  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:


                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------
     NUMERATOR
     Net loss for the year                                          (2,025,101)        (1,716,305)

     DENOMINATOR
     Weighted average number of common shares
     outstanding                                                    19,795,202          7,960,520
       Escrowed shares                                               2,458,575            136,986
       Performance shares                                            2,937,893            273,973

     Basic and diluted loss per common share                             (0.14)             (0.23)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

     For the year ended December 31, 1999 all of the Corporation's common shares issuable upon the exercise of stock options were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

[e]  STOCK OPTION PLAN

     During the year ended December 31, 1998 the Corporation established a stock option plan pursuant to which 3,000,000 common shares have been reserved for issuance. This plan has been replaced and on December 6, 1999, the Corporation adopted a new stock option plan pursuant to which 5,000,000 common shares have been reserved for issuance.

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                          OUTSTANDING OPTIONS
                                                                 -------------------------------------
                                               SHARES AVAILABLE    NO. OF COMMON      WEIGHTED AVERAGE
                                                 UNDER OPTION      SHARES ISSUABLE     EXERCISE PRICE
     -------------------------------------------------------------------------------------------------
     Balance, December 31, 1997                    3,000,000                --              --
     Options granted                              (2,612,000)        2,612,000               0.91
     Options expired                                      --          (225,000)             (0.01)
     -------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                      388,000         2,387,000               1.00
     Options granted                                (150,000)          150,000               1.10
     Options expired                                 152,500          (152,500)             (1.00)
     Increase in reserved for issuance             2,000,000                --              --
     -------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                    2,390,500         2,384,500               1.01
     -------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options under the plan outstanding at December 31, 1999:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                   ----------------------------------------------------------------
                        NUMBER      WEIGHTED-AVERAGE      WEIGHTED        NUMBER          WEIGHTED
                    OUTSTANDING AT      REMAINING          AVERAGE    OUTSTANDING AT       AVERAGE
       EXERCISE      DECEMBER 31,      CONTRACTUAL        EXERCISE     DECEMBER 31,       EXERCISE
         PRICE           1999             LIFE              PRICE          1999             PRICE
     ----------------------------------------------------------------------------------------------
         $1.00        2,374,500           4.51              $1.00        1,702,556          $1.00
         $2.53           10,000           4.33              $2.53            2,500          $2.53
     ----------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------

     Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option. At December 31, 1999, 1,705,056 options were exercisable.

     Stock options have vesting periods ranging from five to ten years.

     Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                        1999                1998
                                                                          $                   $
     ---------------------------------------------------------------------------------------------
     Net loss                                     As reported       (2,025,101)        (1,716,305)
     Less APB 25 expense                                                 2,000            217,400
     Add SFAS 123 expense                                              (66,589)          (192,000)
     ---------------------------------------------------------------------------------------------
                                                  Pro forma         (2,089,690)        (1,690,905)

     Basic and diluted loss per common share      As reported            (0.14)             (0.23)
                                                  Pro forma              (0.15)             (0.22)
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

     The fair value of each option granted in 1999 was estimated on the date of the grant using the Minimum Value option-pricing model with the following weighted-average assumptions: no dividend yield; volatility was based on weekly stock price; risk-free interest rate of 5% and an expected life of four and one-half years.

     The weighted-average fair value of options granted during 1999 and 1998 was as follows:

                                                                        1999                1998
                                                                          $                   $
     ---------------------------------------------------------------------------------------------
     Exercise price:
     Equal to fair market value                                             --                .20
     Greater than fair market value                                       2.22                .49
     Less than fair market value                                           .46                .02
     ---------------------------------------------------------------------------------------------
                                                                          0.58               0.13
     ---------------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------------

12.  COMMITMENTS AND CONTINGENCIES

The Corporation has the following future minimum lease commitments for premises and equipment:

                                                                                              $
-------------------------------------------------------------------------------------------------
2000                                                                                       19,328
2001                                                                                        4,131
2002                                                                                        1,549
-------------------------------------------------------------------------------------------------
                                                                                           25,008
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

In 1999, rent expense was $58,136 [1998 - $30,624].

YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

13.  GOVERNMENT GRANT

During the year ended December 31, 1997 the Corporation entered into a contribution agreement with the Federal Transportation Development Centre, whereby the Corporation is entitled to receive approximately $122,501
($Cdn. 182,000) or 50% of eligible expenditures, as defined in the agreement. As at December 31, 1999, the Corporation had received $34,079 ($Cdn. 50,631) [1998 -$43,742 ($Cdn. 64,874)].

14.  INCOME TAXES

At December 31, 1999, the Corporation has U.S. tax net operating losses approximating $2,000,000, of which $1,100,000 will expire in 2018 and $900,000 will expire in 2019 if not utilized. The Corporation may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Corporation's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

The Corporation has Canadian tax net operating losses of approximately $3,975,000, which expire as follows:

                                                                                            $
-------------------------------------------------------------------------------------------------
2000                                                                                       18,000
2001                                                                                      109,000
2002                                                                                      542,000
2003                                                                                      661,000
2004                                                                                    1,575,000
2005                                                                                    1,070,000
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Corporation has recognized a valuation allowance equal to the future tax assets due to the uncertainty of realizing the benefits of the assets. Significant components of the Corporation's future tax assets and liabilities as of December 31 are as follows:

                                                                        1999               1998
                                                                          $                  $
-------------------------------------------------------------------------------------------------
Future tax assets:
Net operating loss carry forwards                                    1,814,000          1,019,000
Depreciation/amortization                                               (1,000)           209,000
Other                                                                  387,000            333,000
-------------------------------------------------------------------------------------------------
Total future tax assets                                              2,200,000          1,561,000
Valuation allowance                                                 (2,200,000)        (1,561,000)
-------------------------------------------------------------------------------------------------
Net future taxes                                                           --                  --
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

15.  SEGMENTED INFORMATION

The Corporation's principal business activity is the engineering design, manufacturing, marketing and sale of sound spectrum and wireless technologies for the transportation market.

Net sales to customers in the United States and Canada during the year ended December 31, 1999 were $122,539 and $78,778 respectively [1998 - $235,248 and
$72,520]. Predominantly all of the Corporation's capital assets are located in Canada for the periods presented.


16.  COMPARATIVE FIGURES

Certain comparative figures have been restated to conform with the presentation adopted in the current year.


17.  SUBSEQUENT EVENTS

[a]  ADDITIONAL FINANCING

     On March 24, 2000, the Corporation undertook an offering of 4,000,000 units each consisting of one share and one warrant exercisable at $3.25, for a unit price of $1.50 each. By March 24, 2000 the Corporation received subscriptions and cash advances of $5,137,500 for 3,425,000 units.

[b]  CONVERSION OF ASI LOAN

     On February 10, 2000 the Corporation received a final advance of $16,421 (Cdn. $23,700) from the British Columbia Advanced Systems Institute [see note 9], resulting in a total debt of $93,536 (Cdn. $135,000). At a Board of Directors meeting on February 22, 2000 the Corporation approved the conversion of the total ASI debt into common shares of the company at the fair market value of $2.06 per share.

[c]  SHARES TO BE ISSUED

     At the Board of Directors meetings on February 22, 2000 the Corporation approved the conversion of services rendered into 20,000 common shares.

[d]  ADDITIONAL STOCK OPTIONS AWARDED

     On February 22, 2000 the Corporation issued an additional 1,745,000 stock options at exercise prices of $2.06 (1,655,000 options) and $1.00 (90,000 options) under the 1999 Stock Option Plan. All new options expire five years from award. Also, 247,500 options had expired.

[e]  ESCROW SHARES RELEASED

     On March 11, 180,000 escrow shares were released according to the schedule [see note 11[a][ii]].

[f]  ROYAL BANK CREDIT FACILITY

     On March 24, 2000, the Royal Bank Credit facility was amended to remove the covenants relating to debt to tangible net worth ratio and current ratio.

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 9. Directors And Executive Officers, Promoters, And Control Persons

The directors, executive officers, and significant employees of the Company and significant employees of its subsidiaries are as follows:


      NAME                         POSITION
    -------                       ----------


Mark Godsy                   Chairman, Board of Directors
                                    and Chief Executive Officer;
                             Chairman, UW Systems Board of Directors
                             Chairman, UW Integration Board of Directors

Thomas Dodd                  Director, President and Chief Operating Officer;
                             President, Chief Executive Officer
                                     and Director, UW Systems

Siavash Vojdani              Director, Vice President, Corporate Development;
                             Director, President and Secretary, UW Integration;
                             Vice President, Sales and Marketing, UW Systems

Ken Maddison                 Director

Norman S. Elliot             Director

R. Lewis Sabounghi           Director;
                             Director and Senior Vice President, Strategic
                                       Business Development, UW Systems

Franz H. Schain              Director

Bryan Wilson                 Secretary;
                             Director, Chief Financial Officer and Secretary,
                                            UW Systems
                             Secretary, UW Integration

Peter McConnell              Principal Engineer, UW Systems

Urszula Szkopek              Director of Operations, UW Systems


Mark Godsy - Age 44. Mr. Godsy is the CEO and a director and Chairman of the Company, and a director and the Chairman of UW Systems and UW Integration. He previously served as a director and Chairman of UW Systems from May, 1993 to November, 1998,and as the secretary of UW Systems from May, 1993 to July, 1995, and from May, 1997 to November, 1998. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both leading Canadian biotechnology firms. Mr. Godsy's responsibilities included building executive management teams, coordinating corporate finance activities and strategic positioning. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

Thomas Dodd - Age 48. Mr. Dodd has held the contract position of General Manager of UW Systems since July, 1999, and was appointed a Director, President and Chief Operating Officer of the Company and President, Chief Executive Officer, and a Director of UW Systems on February 22, 2000. Mr. Dodd is a senior marketer/manager with over 25 years experience as an end user, OEM, consultant, and manufacturer, in roles ranging from field technical support to executive management. He has held senior executive positions with Dynapro Systems Inc. and Campbell Technologies with primary responsibilities in sales and marketing. Currently, Mr. Dodd serves on the Board of Directors of FutureFund (VCC) Capital Corp. and Kelsan Technologies Inc.

Siavash Vojdani - Age 57. Dr. Vojdani has held the position of President and Secretary of UW Integration since July 1999. He has also served as Vice President of Sales and Marketing of UW Systems since January, 1998, and was appointed as a director and Vice President of Corporate Development of the Company on February 22, 2000. Dr. Vojdani has over 25 years in sales and marketing as well as senior management experience in the high tech industry in North America, Europe and Asia. He has held senior executive positions with Offshore Systems, AEG, and most recently Dynapro Systems Inc. where he was responsible for setting up and managing sales distribution channels on a global scale. Dr. Vojdani has a Ph.D. in Electrical Engineering from Imperial College of Science and Technology, London University.

Ken Maddison - Age 59. Mr. Maddison was appointed a Director of the Company in December 1998. Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of BC in 1975, recently retired after a lengthy career as a senior partner with the accounting firm KPMG. In public practice over the past 32 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the hospitality, real estate, construction, non-profit and insurance industries. Mr. Maddison currently serves on the board of International Wayside Gold Mines Ltd., Island Mountain Gold Mines Ltd., Northern Continental Resources Ltd., and Minaterra Minerals Ltd., all of Vancouver, B.C. Canada.

Norman S. Elliot - Age 60. Mr. Elliot was appointed a Director of Sonic Systems in December 1998. Mr. Elliot has operated as a residential and commercial mortgage broker responsible for preparing and underwriting mortgages, construction financing, land loans and term loans for multi-residential and commercial real estate developments. Currently, he is President of Apel Financial Limited, and is also Manager of Finance for Integrated Equity Growth Mortgage Investment Corporation, a Vancouver B.C. mortgage company.

R. Lewis Sabounghi - Age 53. Dr. Sabounghi has held the position of director of the Company since December, 1998. He has served as Senior Vice President, Strategic Business Development, of UW Systems since April, 1998 and a director of that company since June, 1998. Dr. Sabounghi has over 25 years' experience in transportation, including the surface transportation research and development project of the Transportation Development Center - Canadian Federal Department of Transport. He has developed ITS applications including "Weigh In Motion" and "Automatic Vehicle Identification." Dr. Sabounghi has presented numerous technical papers and consulted on ITS to governments worldwide. He holds a degree in Aerospace Engineering, an MBA from McGill University, and a Ph.D. in Intelligent Transportation Systems Engineering from the University of Manitoba.

Dr. Franz Heinrich Schain - Age 50. Dr. Schain was appointed a Director of Sonic Systems in December, 1998. Dr. Schain is a vascular and arthroscopic surgeon and owner of a private clinic and ambulatory care center in Hanover, Germany. Dr. Schain has been responsible for the medical welfare of the national soccer teams of Bulgaria, Zimbabwe and Nepal since 1992. He is also a member of the American Association of Arthroscopy and a Board Member and instructor for the AGA (Ass. Germ. Land., Arthroscopy). Dr. Schain is also president of Arthos Medical Development Corporation, located in Delaware and owns his own investment consulting business. He is also a director of Nova Med Inc. of Minneapolis, MN.

Bryan Wilson - Age 54. Mr. Wilson served as a director of the Company from December, 1998 to February 22, 2000, and was appointed Secretary of the Company in November, 1998. He has also served as Chief Financial Officer of UW Systems since August, 1997 and a director of that company since June, 1998. He started his term as Secretary of UW Systems in November, 1998, and of UW Integration in April, 2000. Prior to joining the Company, Mr. Wilson held the position of VP, Finance and Planning for a Canadian pharmaceutical company and was a key member of the management team with responsibilities including corporate development and raising financing. Mr. Wilson has operated a management consulting firm specializing in technology commercialization, corporate strategies, management structures, business planning and market assessments. He has also served as VP, Marketing and Client Services at a provincial crown corporation with revenues of Cdn$ 250 million. Mr. Wilson holds an M.B.A. from the University of Toronto and a B.A.Sc. in Electrical Engineering from the University of British Columbia.

Peter McConnell - Age 49. Mr. McConnell was appointed to the position of Principal Engineer of UW Systems in July, 1995. Previously, as Principal Engineer for Mobile Data International and Sierra Wireless, and Project Engineer with MacDonald Dettwiler & Associates and MPR Teltech, Mr. McConnell has been responsible for delivering innovative products. He was a key designer of the packet switched data communication system (CDPD) that is now operated throughout the world on existing cellular radio networks. Mr. McConnell holds seven patents, has published numerous technical papers, has a Masters Degree (Nuclear Physics) from the University of B.C., and is a senior member of the Institute of Electrical & Electronic Engineers.

Urszula Szkopek - Age 47. Ms. Szkopek was appointed to the position of Director of Operations of UW Systems in March, 2000. During the previous five years, Ms. Szkopek held the position of Production Manager at Glenayre Manufacturing Ltd, and was responsible for manufacturing wireless data and voice messaging infrastructure equipment. She managed a production staff of 120, a $5 million yearly operating budget, and monthly shipments valued at $15 million, all in US currency. She oversaw planning, manufacturing, testing, and new product introduction for Radio Frequency Base Stations, Paging Switches and Voice Messaging Systems. Ms Szkopek has nearly 20 years of experience in telecommunications industry which she acquired in Glenayre Manufacturing Ltd. and Amdahl Communications Inc.

During 1999, Mr. William Brogdon, then the President of the Company and of UW Systems, proposed a restructuring of the management team of the two companies in response to the operational and financial needs of the Company and its chief subsidiary. Mr. Brogdon, who resided in New Hampshire, proposed that some executive officer positions be eliminated, and that all executive management of UW Systems and the Company be resident full time in the greater Seattle or greater Vancouver areas. The Company's directors adopted Mr. Brogdon's proposals and, as Mr. Brogdon did not wish to relocate, he resigned his positions with the Company effective February 22, 2000.

Directors of the Company are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal. There are no family relationships between any director or executive officer of the Company.

Item 10. Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended December 31, 1999 and 1998 by H. William Brogdon, who served as the President and Chief Executive Officer of the Company from February, 1998 to February, 2000. (the "Named Executive Officer"). No other officer of the Company or its subsidiaries earned greater than US$100,000 in total salary and bonus during the most recently completed fiscal year of the Company.

SUMMARY COMPENSATION TABLE


                                           Annual
                                         Compensation                  Long Term Compensation
                                        --------------                ------------------------
                                                               Restricted Stock          Securities
  Name and Position       Year        Salary       Bonus           Awards           Underlying Options
  -----------------       ----        ------       -----      -----------------    -----------------
                                                                     ($)                  (#)
  H. William Brogdon      1999       $38,756        $0          $     0                      0
  H. William Brogdon      1998       $64,167        $0          $61,480 (1)            200,000



NOTES:

(1) At the end of 1998 Mr. Brogdon held a total of 750,000 restricted common shares. The stock of the Company had not traded publicly prior to December 31, 1998 and the December 11, 1998 valuation of $0.1537 per share is used, for an aggregate value of $115,275 for these holdings (including restricted stock awarded in 1998). Dividends have not been declared on any restricted stock nor are any dividends planned for restricted stock.

Combined Incentive and Nonqualified Stock Option Plan

In fiscal 1998, the Company adopted the 1998 Combined Incentive and Nonqualified Stock Option Plan (the "98 Plan"), pursuant to which options to purchase up to 3,000,000 shares of common stock may be granted to employees and consultants of the Company. As this plan did not receive shareholder approval within the 12 months required for certain options to qualify as Incentive Stock Options, the Company adopted the 1999 Stock Option Plan (the "99 Plan") in December, 1999 pursuant to which options to purchase up to 5,000,000 shares of common stock may be granted, and the 98 Plan was terminated.

Options for 2,384,500 shares awarded under the 98 Plan which had not expired were re-granted under the 99 Plan in the same quantity as originally awarded to each recipient, subject to the recipient agreeing to the cancellation of the options granted under the 98 Plan. The exercise price of each option remained at $1.00 per share, except for 10,000 options exercisable at $2.53, and the vesting schedule and expiration dates remained unchanged. For all of the 2,384,500 options awarded, except for 725,000 options which vested immediately upon award, and 25,000 options which vest on performance achievements, the vesting schedule provided that one twelfth of the award would be earned by the recipient after each full calendar quarter of service. 1,668,814 options were exercisable as of March 31, 2000. As of April 17, 2000, 247,500 options expired after December 31, 1999, and 1,637,000 options are scheduled to expire five years after award, or such sooner expiry dates as determined by the 99 Plan under circumstances of termination or death of the option holder, unless specifically extended by the Board of Directors of the Company. 500,000 options expire ten years after award.

The 99 Plan carries very similar terms to the 98 Plan, and the Company intends to administer the 99 Plan in a similar way to the 98 Plan. As of April 17, 2000, the Company has awarded 1,970,000 new options under the 99 Plan. With the 2,384,500 options from the 98 Plan, and less the 247,500 options expiring since December 31, 1999, the total number of options awarded under both plans as of April 17, 2000 is 4,107,000. Of the 1,970,000 new options awarded under the 99 Plan, 90,000 were awarded at $1.00, 1,820,000 at $2.06, and 60,000 at
$3.90. Also, 250,000 of the new options vest immediately, 200,000 vest on performance achievements, with the remainder vesting on the same 12 quarter schedule as the 98 Plan. All new options expire 5 years from the award date. All of the 247,500 expiring options were exercisable at $1.00 per share.

Of the total of 4,107,000 unexpired options awarded to date, 2,227,000 vested on March 31, 2000. Also, 2,115,000 of the 4,107,000 options were awarded (960,417 of which are included in the 2,227,000 vested March 31, 2000) to directors and officers as listed in "Security Ownership Of Certain Beneficial Owners And Management".

The 99 Plan provides for the granting of stock options, including Incentive Stock Options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Non-Qualified Stock Options ("NQSO's").

The 99 Plan is administered by the Board. The Board has the right to grant awards to eligible recipients and to determine the terms and conditions of Award Agreements ("Agreements"), including, but not limited to, the vesting schedule and exercise price of such awards, and to make all other determinations deemed necessary or advisable for the administration of the 99 Plan. The persons who are eligible to receive awards pursuant to the 99 Plan are such directors, officers, consultants and other employees of the Company as the Board selects ("Participants").

The maximum number of shares of the Company's common stock reserved for issuance under the 99 Plan is 5,000,000 shares (subject to adjustment as provided therein). Such shares may be authorized but unissued common stock or authorized and issued common stock held in the Company's treasury. The Board has the authority to make any and all equitable changes or adjustments it deems necessary or appropriate in the event any dividend or other distribution (whether in the form of cash, common stock, or other property), recapitalization, common stock split, reverse common stock split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Participants under the 99 Plan.

The Board determines the expiration date of each option, provided, however, that no ISO can be exercisable more than 10 years after the date of grant. The exercisability of options may be based on a predetermined vesting schedule or may be subject to the attainment by the Company of performance goals pre-established by the Board. The option exercise price per share is determined by the Board, provided, however, that in the case of an ISO, the option exercise price in no event can be less than the fair market value of the common stock on the date the ISO is granted.

The Board may suspend, terminate or amend the 99 Plan at any time, provided, however, that shareholder approval is required if and to the extent the Board determines that such approval is appropriate for purposes of satisfying Section 422 of the Code or Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

For the complete text of the 99 Plan, see the Company's 1999 Stock Option Plan, a copy of which has been filed as an exhibit to Form 10-SB and is hereby incorporated by reference.

                              OPTION GRANTS IN 1999

The Company made no grants of options or SAR's to the named executive officer appearing in the Summary Compensation Table in this section during fiscal 1999.

                          FISCAL YEAR-END OPTION VALUE

The following table presents the value of unexercised options held as of December 31, 1999 by Mr. Brogdon, the named executive officer appearing in the Summary Compensation Table in this section. Mr. Brogdon did not exercise any of his options in 1999.


     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
     -----------------------------------------------------------------------

                                                     Number of Securities       Value of Unexercised
                                                    Underlying Unexercised       In-the-Money Options
                                                      Options at FY-End (#)         at FY-End ($)
                      Shares Acquired     Value
Name                    on Exercise      Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
H. William Brogdon         0                $0          116,667 / 83,333            29,167 / 20,833


Compensation of Directors

The directors of the Company do not receive salaries or fees for serving as directors of the Company, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. The Company may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, the directors of the Company are entitled to participate in the Company's stock option plan. See above description of the stock option plan in this section.

Employment Agreements

There are no employment agreements between the Company or any of its subsidiaries with any of the named executive officers.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the beneficial ownership of the common shares of the Company as of April 17, 2000 by (i) each person who is known by the Company to beneficially own more than 5% of the issued and outstanding common shares of the Company; (ii) each of the Company's executive officers and directors; and (iii) all of the Company's executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them subject to community property law where applicable. As of April 17, 2000 there were 24,788,725 common shares of the Company issued and outstanding. Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before the shareholders of the Company. To the best of the knowledge of the Company, there exist no arrangements that could cause a change in voting control of the Company.

                          NAME AND ADDRESS OF        RELATIONSHIP         SHARES BENEFICIALLY
TITLE OF CLASS            OF OWNER                   TO COMPANY           OWNED(1)               PERCENT
--------------            -------------------        ------------         ----------------       -------
COMMON STOCK             MARK A. GODSY               Director
                         9000 N.E. 14th Street       and 5% shareholder      2,558,984           10.2%
                         Bellevue, WA 98004

COMMON STOCK             TOM DODD                    Director
                         808 SEYMOUR BLVD.                                     125,000            0.5%
                         NORTH VANCOUVER, B.C.
                         CANADA V7J 2J6

COMMON STOCK             SIAVASH VOJDANI             Director
                         4790 MEADFIELD ROAD                                   258,333            1.0%
                         WEST VANCOUVER, B.C.
                         CANADA V7W 2Y3

COMMON STOCK             KEN MADDISON                Director
                         2591 LUND AVENUE                                       50,000            0.2%
                         COQUITLAM, B.C.
                         CANADA V3K 6J8

COMMON STOCK             NORM ELLIOT                 Director
                         505 - 8840 210 STREET,
                         SUITE 394                                              50,000            0.2%
                         LANGLEY, B.C. CANADA V1M 2Y2

COMMON STOCK             R. LEWIS SABOUNGHI          Director
                         1608 PROULX DRIVE                                     175,000            0.7%
                         ORLEANS, ONTARIO,
                         CANADA K4A 1T5

COMMON STOCK             DR. FRANZ HEINRICH SCHAIN   Director
                         D- 30169 HANNOVER,                                    100,000            0.4%
                         BRUHLSTRASSE 19
                         GERMANY

COMMON STOCK             H. WILLIAM BROGDON          CEO during 1998
                         18 WILLIAMS WAY                                       550,000            2.2%
                         DURHAM, NH 03824

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP:
--------------------------------------------
COMMON STOCK              All Executive Officers
                          and Directors as a                                 4,456,900           17.3%
                          group (11 individuals) (2)


(1) Includes the following numbers of shares of common stock that may be acquired by the exercise of stock options that are now exercisable or will become exercisable within the next 60 days: Mark Godsy - 287,500 shares; Tom Dodd - 125,000 shares; Siavash Vojdani - 108,333; Ken Maddison - 50,000 shares; Norm Elliot - 50,000 shares; Lewis Sabounghi - 50,000 shares; Franz Schain - 100,000 shares; all Executive Officers and Directors as a group (11 individuals)
- 960,416 shares.

(2) Includes three individuals who are not directors of the Company but who hold key positions in general management, production, and engineering, and Mr. Brogdon.

Item 12. Certain Relationships And Related Transactions

During 1999, the Company borrowed approximately $1,350,000 from Integrated Global Financial Corporation (IGF). IGF is affiliated with Integrated Equity Management (IEM). IEM has a contract for services with Apel Financial, a company owned by Norm Elliot, a director of the Company. The loan from IGF was on terms favorable to the Company and has been repaid in full. See Liquidity and Capital Resources.

There are no other material related transactions or related contracts with a value of over $60,000.

Item 13. Exhibits and Reports on Form 8-K

(a)      Index of documents filed as part of this report:

(3)     Articles of Incorporation and By-Laws

  (i) Amended and Restated Certificate of Incorporation dated October 29, 1998, accepted for filing on October 30, 1998 and in effect as of December 1, 1999 (Exhibit 2.1 to the Company's registration statement on Form 10-SB (File No. D-30620) for the Fiscal Year ended December 31, 1998 and the three quarters ended September 30, 1999, hereinafter referred to as "1999 Form 10-SB", as amended)

  (ii) By-Laws of the Company adopted October 30, 1998 and in effect as of December 1, 1999 (Exhibit 2.2 to the Company's 1999 Form 10-SB)

(4)     Instruments defining the rights of security holders including indentures

  (i) Stock Escrow Agreement dated as of December 11, 1998 (Exhibit 3.1 to the Company's Form 1999 10-SB)

(10)     Material Contracts

  (i) 1999 Stock Option Plan adopted by the Board of Directors on December 6, 1999 and amended February 22, 2000 (Exhibit 6.1 to the Company's 1999 Form 10-SB)

  (ii) Memo of Understanding with Safetran Traffic Systems Corp. (Exhibit 6.2 to the Company's 1999 Form 10-SB)

 (iii) Distribution Agreement with Peek Traffic Systems, Inc. (Exhibit 6.3 to the Company's 1999 Form 10-SB)

(21) Subsidiaries of the small business issuer. Filed herewith.

(27)   Financial Data Schedule. Filed herewith.

(b) No reports were filed during the last quarter covered by this report on Form 8-K.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SONIC SYSTEM CORPORATION
                                                ------------------------
                                                      (Registrant)

Date April 24, 2000                         By     Bryan R. Wilson
                                                ------------------------
                                                      (Signature)
                                                Bryan R. Wilson, Secretary


By    Mark Godsy                                     By     Tom Dodd
--------------------------                           --------------------------
     (Signature)                                           (Signature)
Mark Godsy, Chief Executive Officer                  Tom Dodd, President and
                                                     Chief Operating Officer


By       Ken Maddison                                By       Norm Elliot
--------------------------                           -------------------------
         (Signature)                                          (Signature)
Ken Maddison, Director                                     Norm Elliot, Director