Form 10QSB
period 2000-03-30
SONIC SYSTEMS CORP
filed 2000-05-15
CIK 1100451

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 0-30620

                            SONIC SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                          91-1940650
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification Number)

           777 108th Avenue NE, Suite 1700, Bellevue, Washington 98004
                    (Address of principal executive offices)

                                 1 800 337-6642
                           (Issuer's Telephone Number)

    Number of shares of common stock outstanding at May 15, 2000: 24,788,725

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SONIC SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                       MARCH 31,
                                                         2000
----------------------------------------------------------------
ASSETS
Cash and cash equivalents                             5,283,368
Accounts receivable                                      46,377
Government grant receivable                              20,775
Inventory                                               541,253
Prepaid expenses                                         15,349
Related party advances                                   10,107
----------------------------------------------------------------
     Total current assets                             5,917,229

Property and equipment                                   49,810
Patents                                                 480,855
----------------------------------------------------------------
                                                      6,447,894
================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                725,805
Loans payable                                           415,005
Product warranty                                         25,887
----------------------------------------------------------------
     Total current liabilities                        1,166,697

Product warranty                                         49,616
----------------------------------------------------------------
     Total liabilities                                1,216,313

Common stock                                             20,654
Additional paid in capital                            5,707,497
Shares to be issued                                   5,612,500
Other accumulated comprehensive income                  (24,746)
Accumulated deficit                                  (6,084,324)
----------------------------------------------------------------
     Total stockholders' equity                       5,231,581
----------------------------------------------------------------
                                                      6,447,894
================================================================



See notes to financial statements

                            SONIC SYSTEMS CORPORATION

                         CONSOLIDATED STATEMENTS OF LOSS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                     THREE MONTHS ENDED MARCH 31
                                                          2000            1999
-----------------------------------------------------------------------------------------
Net sales                                                54,678          17,948
Cost of goods sold                                      (74,232)        (65,183)
-----------------------------------------------------------------------------------------

Gross profit                                            (19,554)        (47,235)
-----------------------------------------------------------------------------------------

Expenses:
   Research and development                            (190,804)       (108,101)
   Government grant                                           0           5,972
   Marketing                                           (203,657)       (112,529)
   Interest expense                                      (7,452)         (4,969)
   General and administrative                          (246,725)       (259,152)
                                           ----------------------------------------------
                                                       (648,638)       (478,779)
-----------------------------------------------------------------------------------------

Operating loss for the quarter                         (668,192)       (526,014)
Other income                                              4,289           6,667
Exchange gain (loss)                                     (6,778)         13,417
-----------------------------------------------------------------------------------------
Net loss for the quarter                               (670,681)       (505,930)

Comprehensive loss
   Net loss for the quarter                            (670,681)       (505,930)
   Currency translation adjustment                       10,846         (10,828)
-----------------------------------------------------------------------------------------

Comprehensive loss                                     (659,835)       (516,758)
=========================================================================================

=========================================================================================
Basic and diluted loss per
   common share                                           (0.04)          (0.04)
=========================================================================================

See notes to financial statements

                            SONIC SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 THREE MONTHS ENDED MARCH 31
                                                                    2000         1999
OPERATING ACTIVITIES
   Loss for the period                                           (670,681)     (505,930)
   Adjustments to reconcile loss to net cash
    used in operating activities
      Amortization of patents                                      12,202        13,346
      Depreciation of property and equipment                        2,780         3,811
      Stock based compensation                                     95,400             0
  Changes in non-cash working capital relating to operations
      Accounts receivable and government grant receivable         (15,168)       99,603
      Investment tax credit receivable                            123,245        94,862
      Inventory                                                   (11,725)     (412,244)
      Prepaid expenses                                             (4,346)       (9,556)
      Accounts payable and accrued liabilities                    270,128        52,441
      Product warranty                                              6,217       (17,992)
------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                            (191,948)     (681,659)
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                           (2,925)       (4,840)
   Increase (decrease) in patents                                     350       (16,610)
   Related party advances                                             (83)       (4,970)
------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (2,658)      (26,420)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Bank overdraft                                                 (18,220)       22,961
   Repayment of loan payable                                     (362,192)            0
   Proceeds from loan payable                                     499,533       464,081
   Proceeds from issued and to be issued common shares          5,730,468             0
   Share issue costs                                             (415,431)         (996)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       5,434,158       486,046
------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes
    on cash and cash equivalents                                   10,846       (10,828)
------------------------------------------------------------------------------------------
NET CHANGE IN CASH DURING QUARTER                               5,250,398      (232,861)
Cash at beginning of quarter                                       32,970       256,524
------------------------------------------------------------------------------------------
CASH AT END OF QUARTER                                          5,283,368        23,663
------------------------------------------------------------------------------------------


See notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Sonic Systems Corporation's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   Cash equivalents

     The company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprise mainly term deposits. The carrying value of these instruments approximates their market value.

3.   Inventories

     The components of inventory consist of the following:


                                                                            MARCH 31
                                                                              2000
                                                                                $
     --------------------------------------------------------------------------------
     Raw materials                                                          206,655
     Work in process                                                            724
     Finished goods                                                         333,874
     --------------------------------------------------------------------------------
                                                                            541,253
     ================================================================================



4.   Accounts payable and accrued liabilities


                                                                           MARCH 31,
                                                                             2000
                                                                               $
     --------------------------------------------------------------------------------
     Trade accounts payable                                                 241,837
     Employee compensation payable                                           67,463
     Accrued liabilities                                                     28,035
     Accrued fees                                                           415,470
     --------------------------------------------------------------------------------
                                                                            725,805
     ================================================================================

5.   Earnings Per Share Data

     The following table sets forth the computation of basic and diluted loss per share:


                                                                          PERIOD ENDING MARCH 31,
                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------
     NUMERATOR
     Net loss for the quarter                                         (670,681)          (505,930)

     DENOMINATOR
     Weighted average number of common shares outstanding           20,616,582         19,589,368
       Escrowed shares                                               1,740,440          2,500,000
       Performance shares                                                    0          5,000,000

     Basic and diluted loss per common share                             (0.04)             (0.04)
===================================================================================================================



     For the quarter ended March 31, 2000 all of the Corporation's common shares issuable upon the exercise of stock options were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

6.   Stock Option Plan

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

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:


                                                                                 OUTSTANDING OPTIONS
                                                                   ------------------------------------------------
                                               SHARES AVAILABLE     NO. OF COMMON     WEIGHTED AVERAGE
                                                 UNDER OPTION      SHARES ISSUABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                    2,615,500         2,384,500               1.01
     Options granted                              (1,760,000)        1,760,000               2.01
     Options expired                                 247,500          (247,500)             (1.00)
-------------------------------------------------------------------------------------------------------------------
     Balance, March 31, 2000                       1,103,000         3,897,000               1.46
==================================================================================================================

7.   Subsequent events

     On March 24, 2000, the Corporation undertook an offering of 4,000,000 units, each consisting of one share and one warrant exercisable at $3.25, for a unit price of $1.50 each. By April 17, 2000 the Corporation accepted subscriptions and cash advances of $5,775,000 for 3,850,000 units.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of Sonic Systems Corporation (the "Company") should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-QSB, and in the 10-KSB recently filed.

OVERVIEW

The Company is in the business of developing and manufacturing specialized communications and traffic control products that use the acoustic spectrum as well as traditional wireless channels. The Company also markets products and systems for the intelligent transportation systems industry on behalf of other manufacturers on an agency basis, and provides contract service and support for those systems. The Company's traffic signal priority system has accounted for all revenues earned in the fiscal year ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. Management expects that wireless communication products will become a dominant proportion of revenue in future years.

The Company has two principal operating subsidiaries, Unity Wireless Systems Corporation, a British Columbia company("UW Systems"), which develops, produces and markets the Company's acoustic and wireless products, and Unity Wireless Integration, Inc. ("UW Integration"), which performs agency marketing, systems integration, and contract service and support activities.

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

In the first and second quarters of 1999, the Company did not achieve its desired sales volumes. In response, the Company deferred manufacturing of additional product, reduced expenses through elimination of telemarketing activities and restructuring of senior management positions, and moved the Seattle office to more economical space. The Company also refocused engineering and development activities toward wireless communication products for traffic control in response to indications of strong demand in that segment of the transportation industry. Management believes that the successful demonstrations of a traffic controller communications product, the establishment of a Singapore office for UW Integration, and the formation of strategic alliances for marketing and distribution with intelligent transportation systems industry members in 1999 and early 2000, will have a positive impact on future sales.

With the successful completion of additional financing in March and April, 2000, (see "Liquidity and Capital Resources"), the Company has begun to prepare for increased sales and product development activity by making gradual additions to staff and consulting resources. Management believes that these activities, as well as strategic acquisitions of related businesses, will enable the Company to deliver its business plan.

RESULTS OF OPERATIONS

(All amounts are in US dollars unless otherwise stated)

QUARTERS ENDED MARCH 31, 2000 AND 1999

Sales increased by 205% to $54,678 from $17,948 in the first quarter of 1999. This increase was due to a higher level of sales of the Company's SONEM 2000 traffic signal priority system in the first quarter of 2000, resulting from increased orders through the Company's distribution network.

Cost of goods sold increased by 14% to $74,232 from $65,183 in the first quarter of 1999. Increased transfers from inventory to cost of goods sold to support the higher sales volume were offset by reductions in other production costs, primarily staff costs, in the first quarter of 2000 compared to the first quarter of 1999.

Research and development expenses increased by 77% to $190,804 from $108,101 in the first quarter of 1999. In the first quarter of 2000, staff and consulting costs increased as the Company continued to invest in the development of the UniLinx-TM- wireless communications product, a project that was commenced after the first quarter of 1999. Also, in the first quarter of 2000, the Company started a project to improve the functionality of its traffic signal priority system in order to extend the application of the system to traffic controllers with more diverse requirements, and to reduce unit cost. The Company plans to continue this project into the second and third quarters of 2000.

Marketing expenses increased by 81% to 203,657 from $112,529 in the first quarter of 1999. The primary source of the increase is the award of $1.00 options to marketing staff during the first quarter to consummate previous commitments. In 2000, the Company hired a project manager for its UniLinx-TM-wireless communications product and conducted market studies into broader product applications. Increased travel costs were incurred as the Company negotiated a technical support contract in Singapore.

General and administrative expenses were little changed, decreasing 5% to $246,725 from $259,152 in the first quarter of 1999. A decrease in employment expenses due to lower staff compared to the first quarter of

1999 was offset by higher legal costs due to activities leading to the registration of the Company under the Exchange Act of 1934 on Form 10-SB, and the filing of its initial annual report on Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Sales of the Company's current and earlier versions of its SONEM 2000 traffic signal priority product have provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at March 31, 2000 of $6,084,324.

In the first quarter of 2000, the Company's cash position increased by $5,250,398 to $5,283,368 on March 31 from $32,970 on December 31, 1999. The
Company was successful in raising $5,775,000 in gross proceeds under an equity financing received in March and April, 2000, of which 5,612,500 was received in the first quarter. Management projects that the Company has sufficient cash resources to finance operations at least until the end of fiscal year 2000, however management expects that the Company will need additional capital to maintain and expand operations in fiscal year 2001. There is no assurance that sufficient additional financing will be available to the Company, or that, if available, the financing will be on terms acceptable to the Company. If additional funding is not obtained in a timely manner, it may be necessary for the Company to curtail or suspend operations. There is no assurance that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds during or following fiscal year 2000. In the event that Sonic Systems cannot raise needed capital, it will have a material adverse effect on the Company.

In the quarter ended March 31, 2000, the Company issued 65,000 shares of common stock in partial settlement of debt. The 10-KSB filed by the Company for 1999 filing inadvertently stated the month of issue as April, 2000, in which the certificates were issued.

Net cash used in operating activities was comprised basically of a loss of $670,681 during the period. $123,245 in operational funding was also obtained through receipt of the Canadian income tax credit for Scientific Research and Experimental Development performed at UW Systems in 1998, however with the Company's status as a U.S. public entity this tax credit is no longer refundable for similar work performed in 1999 and beyond. Trade accounts payable were reduced by $146,946, and fees of $415,470 relating to the financing were accrued during the quarter. Inventories increased by $11,725 as reductions due to sales of the Company's traffic signal priority system product were offset by initial production of UniLinx-TM- communication systems in preparation for second quarter sales.

The Company's investing activities in the first quarter of 2000 was primarily comprised of new computer equipment.

UW Systems has a loan payable with the Royal Bank of Canada, consisting of a demand reducing loan under the Canadian Western Economic Diversification IT&T Program, of $US 140,351 ($Cdn 204,000) at an interest rate of Royal Bank prime plus 6%. The Company is making principal repayments at the rate of $3,604 ($Cdn 5,239) per month. The loan balance at March 31, 2000 was $118,637.

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

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements. The words anticipate, believe, expect, plan, intend, estimate, project, could, may, foresee, and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with clients, and development of the industry in which the Company will focus its marketing efforts. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In February, 2000, the Company issued common shares to non-U.S. persons, residing outside of the U.S., in partial settlement of debts owed by UW Systems to such persons. The Company issued 65,000 shares in consideration for repayment of $117,548 of debt. No underwriting discounts were given or commissions paid.

In the quarter ended March 31, 2000, the Company issued 65,000 shares of common stock in partial settlement of debt. The 10-KSB filed by the Company for 1999 inadvertently stated the month of issue as April, 2000, in which the certificates were issued.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1 Financial Data Schedule for the three months ended March 31, 2000

(b)  Reports on form 8-K

     None

Signatures

In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONIC SYSTEMS CORPORATION
                                              (Registrant)

                                       /s/ BRYAN WILSON
                                       ---------------------------
                                       Bryan Wilson, Secretary
                                       (duly authorized Officer)

                                       Date: May 15, 2000

                              INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
 27.1      Financial Data Schedule of three months ended March 31, 2000