Form 10QSB
period 2000-06-30
UNITY WIRELESS CORP
filed 2000-08-14
CIK 1100451

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                        Commission file number 0-30620


                           UNITY WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          91-1940650
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


           10900 NE 4th Street, Suite 2300, Bellevue, Washington 98004
                    (Address of principal executive offices)

                                 1 800 337-6642
                           (Issuer's Telephone Number)


   Number of shares of common stock outstanding at August 1, 2000: 24,788,725

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           UNITY WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                      JUNE 30,
                                                        2000
----------------------------------------------------------------
BALANCE SHEET
ASSETS
Cash and cash equivalents                             4,866,360
Accounts receivable                                      80,331
Government grant receivable                              29,870
Inventory                                               316,967
Prepaid expenses                                         39,283
Related party advances                                   10,082
----------------------------------------------------------------
     Total current assets                             5,342,893

Property and equipment                                   86,269
Patents                                                 460,523
----------------------------------------------------------------
                                                      5,889,685

================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
  liabilities                                           814,765
Loans payable                                           177,754
Income taxes payable                                      5,999
Product warranty                                         50,861
----------------------------------------------------------------
     Total current liabilities                        1,049,379

Product warranty                                         49,616
----------------------------------------------------------------
     Total liabilities                                1,098,995

Common stock                                             24,789
Additional paid in capital                           11,892,787
Other accumulated
  comprehensive income                                   14,222
Accumulated deficit                                  (7,141,108)
----------------------------------------------------------------
      Total stockholders' equity                      4,790,690
----------------------------------------------------------------

                                                      5,889,685
================================================================

See notes to financial statements

                           UNITY WIRELESS CORPORATION

                         CONSOLIDATED STATEMENTS OF LOSS
                              AND COMPREHENSIVE LOSS

                                  (Unaudited)


                                          THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                             2000              1999               2000               1999
-------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net sales                                  164,116             61,173            218,794              79,121
Cost of goods sold                        (423,549)           (57,436)          (497,782)           (122,619)
-------------------------------------------------------------------------------------------------------------

Gross profit                              (259,433)             3,737           (278,988)            (43,498)
-------------------------------------------------------------------------------------------------------------
Operating expenses:
   Research and development               (212,153)          (144,550)          (402,957)           (252,651)
   Government grant                              0             11,435                  0              17,407
   Marketing                              (175,956)          (132,097)          (379,613)           (244,626)
   Interest expense                         (5,375)            (5,258)           (12,827)            (10,227)
   General and administration             (414,577)          (314,407)          (661,303)           (573,558)
                                    ------------------------------------------------------------------------
                                          (808,061)          (584,877)        (1,456,700)         (1,063,655)
-------------------------------------------------------------------------------------------------------------
Operating loss for the period           (1,067,494)          (581,140)        (1,735,688)        (1,107,153)
Other income                                53,028                270             57,317              6,936
Exchange gain (loss)                       (36,301)             6,897            (43,079)            20,314
Provision for income taxes                  (6,017)                 0             (6,017)                 0
------------------------------------------------------------------------------------------------------------
Net loss for the period                 (1,056,784)           (573,973)       (1,727,467)        (1,079,903)

Comprehensive loss
   Net loss for the period              (1,056,784)           (573,973)       (1,727,467)        (1,079,903)
   Currency translation
      adjustment                            38,968              10,433            49,815               (394)
------------------------------------------------------------------------------------------------------------

Comprehensive loss                      (1,017,816)           (563,540)       (1,677,652)        (1,080,297)
============================================================================================================
Basic and diluted loss per common
    share                                    (0.05)              (0.05)            (0.08)             (0.09)
============================================================================================================

                                        3


See notes to financial statements

                                            UNITY WIRELESS CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)


                                                                                               SIX MONTHS ENDED JUNE 30
                                                                                                2000                  1999
OPERATING ACTIVITIES                                                                         ----------            ----------
   Loss for the period                                                                        (1,727,466)           (1,079,903)
   Adjustments to reconcile loss to net cash
    Used in operating activities
      Amortization of patents                                                                     26,183                 6,066
      Depreciation of property and equipment                                                       5,802                 7,655
      Shares issued for services                                                                       0                13,000
      Stock based compensation                                                                    95,400                     0
  Changes in non-cash working capital relating to operations
      Accounts receivable and government grant receivable                                        (58,218)               136,840
      Investment tax credit receivable                                                           123,245                 94,156
      Inventory                                                                                  212,561               (478,821)
      Prepaid expenses                                                                           (28,280)               (11,131)
      Accounts payable and accrued liabilities                                                   359,089                228,458
      Income taxes payable                                                                         5,999                      0
      Product warranty                                                                            31,192                (20,209)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                           (954,493)            (1,103,889)
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                                         (42,407)                (6,627)
   Increase (decrease) in patents                                                                  6,701                (21,640)
   Related party advances                                                                            (58)               (11,167)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (35,764)               (39,434)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Bank overdraft                                                                                (18,220)                13,822
   Repayment of loan payable                                                                    (597,809)                     0
   Proceeds from loan payable                                                                    497,898                897,004
   Proceeds from issued and to be issued common shares                                         6,307,394                      0
   Share issue costs                                                                            (415,431)                  (997)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      5,773,832                909,829
-------------------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes
    on cash and cash equivalents                                                                  49,815                   (394)
-------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH DURING PERIOD                                                               4,833,390               (233,888)
Cash at beginning of period                                                                       32,970                256,524
-------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                          4,866,360                 22,636
-------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 1999, and the quarterly report on Form 10-QSB for the three months ended March 31, 2000, under Unity Wireless Corporation's former name, Sonic Systems Corporation.

2.   Accounting Policies

     a.   Cash Equivalents

          The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents comprise mainly term deposits. The carrying value of these instruments approximates their market value.

     b.   Singapore Contract Revenue Recognition

          Services revenue from the Singapore contract is recorded on the percentage-of-completion method.

3.   Inventories

The components of inventory consist of the following:

                                                                       June 30
                                                                        2000
                                                                          $
------------------------------------------------------------------------------
Raw materials                                                          145,165
Finished goods                                                         171,802
------------------------------------------------------------------------------
                                                                       316,967
------------------------------------------------------------------------------

During the quarter ended June 30, 2000, the Company wrote down its inventories by $245,564 primarily to account for the obsolescence or unrealizable value of certain components of its Sonem inventory. This write-down has been included in costs of goods sold.

4.  Accounts payable and accrued liabilities

                                                                       June 30
                                                                        2000
                                                                          $
-------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                 221,910
Employee compensation payable                                          108,269
Accrued liabilities                                                     23,075
Deferred revenue                                                       461,511
------------------------------------------------------------------------------------------------------------------
                                                                       814,765
------------------------------------------------------------------------------------------------------------------

5.  Earnings Per Share Data

     The following table sets forth the computation of basic and diluted loss per share:


                                                               Three months ended June 30,         Six months ended June 30,
                                                                 2000               1999            2000               1999
---------------------------------------------------------------------------------------------------------------------------------
     NUMERATOR
     Net loss for the period ($)                              (1,056,784)          (573,973)     (1,727,467)        (1,079,903)

     DENOMINATOR
     Weighted average number of common shares outstanding     24,061,692         19,590,082      22,339,137         19,589,727
       Escrowed shares                                         1,562,418          2,500,000       1,651,429          2,500,000
       Performance shares                                              0          5,000,000               0          5,000,000

     Basic and diluted loss per common share ($)                   (0.05)            (0.05)           (0.08)             (0.09)
---------------------------------------------------------------------------------------------------------------------------------


     For the 3-month and 6-month periods ended June 30, 2000, all of the Corporation's common shares issuable upon the exercise of stock options were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

6.  Stock Option Plan

     During the year ended December 31, 1998 the Corporation established a stock option plan pursuant to which 3,000,000 common shares have been reserved for issuance. This plan has been replaced and on December 6, 1999, the Corporation adopted a new stock option plan pursuant to which 5,000,000 common shares have been reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of June 30, 2000, this maximum number was 4,957,745.

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                          OUTSTANDING OPTIONS
-------------------------------------------------------------------------------------------------------------------
                                               SHARES AVAILABLE    NO. OF COMMON      WEIGHTED AVERAGE
                                                 UNDER OPTION     SHARES ISSUABLE      EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
     Balance, March 31, 2000                       1,103,000         3,897,000               1.46
     Options granted                                (270,000)          270,000               2.47
     Options expired                                       0                 0               N/A
     Change in number of authorized options          (42,255)
-------------------------------------------------------------------------------------------------------------------
     Balance, June 30, 2000                          790,745         4,167,000               1.52
------------------------------------------------------------------------------------------------------------------


7.   Segmented information

Commencing April 1, 2000, the Company had revenue from more than one operating segment. The Company reports revenue and profit/loss before general and administrative expenses to its Chief Executive Officer for the following segments:

     1. Wireless products - comprising the UniLinx communication product and other radio frequency wireless products under development

     2. Contract Services - comprising the agency marketing, systems integration, and contract services and support of Unity Wireless Integration Corporation.

     3. Acoustic Products - comprising the Sonem traffic signal priority system and research and development activities toward the Sonem or other acoustic products


 Three months ended June 30, 2000
----------------------------------------------------------------------------------------------
                          Wireless       Contract       Acoustic
                          Products       Services       Products         Other         Total
----------------------------------------------------------------------------------------------
Revenues                   $27,379        $92,578       $44,659           ($500)      $164,116
Profit/loss               (256,251)        48,541      (421,721)        (18,111)*     (647,542)
Segment assets**           174,763              0       602,727               0        777,490

-----------------
* Comprises primarily videos and brochures for Corporate marketing purposes. Acoustic products profit/loss contains an inventory write-down of $245,564 (see Note 3.)

** Segment assets include inventory and patents as at June 30, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of Unity Wireless Corporation (the "Company") should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-QSB, and in the 10-QSB for Mar. 31, 2000 and 10-KSB for Dec. 31, 1999 recently filed under the Company's former name, Sonic Systems Corporation.

OVERVIEW

The Company is in the business of developing and manufacturing specialized communications and traffic control products that use the acoustic spectrum as well as traditional wireless channels. The Company also markets products and systems for the intelligent transportation systems industry on behalf of other manufacturers on an agency basis, and provides contract services and support for those systems. The Company's acoustic-based traffic signal priority system has accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. During the quarter ending June 30, 2000, revenues were also received from wireless products (UniLinx) and contract services. Management believes the Company's resources and efforts should be devoted primarily to wireless products and contract services, and will recommend to the board of directors that the Company explore sale opportunities of its acoustic traffic preemption business.

The Company has two principal operating subsidiaries, Unity Wireless Systems Corporation, a British Columbia company("UW Systems"), which develops, produces and markets the Company's wireless and acoustic products, and Unity Wireless Integration Corporation ("UW Integration"), which performs agency marketing, systems integration, and contract service and support activities.

The Company (including UW Systems) has incurred net losses since it became active in July, 1995. Losses resulted from low initial sales of the Company's traffic signal priority system combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies. In 1998 and early 1999, the Company prepared for growth that was anticipated from increased sales volume through newly developed distribution channels. During this period, expenses increased due to additional management and marketing expenses, and costs associated with the setup of an office in Seattle. In the first quarter of 1999 the Company also took advantage of volume-pricing to build inventory in anticipation of these increased sales.

In the first and second quarters of 1999, the Company did not achieve its desired sales volumes. In response, the Company deferred manufacturing of additional product, reduced expenses through elimination of telemarketing activities and restructuring of senior management positions, and relocated the Seattle office to more economical space. The Company also focused engineering and development activities on wireless communication products for traffic control, in response to indications of strong demand in that segment of the transportation industry. In addition, the Company increased its marketing efforts in Asia, resulting in a contract, during the first quarter of 2000, with Orbital Sciences Corporation, Transportation Management Systems division ("Orbital") to supply technical support and project management services for the installation and operation of Orbital's transit information and management system in Singapore. This contract led to the establishment in April, 2000 of Unity Wireless Integration (S) Pte. Ltd., a Singapore company which is wholly-owned by UW Integration.

Management believes that the successful demonstrations of the UniLinx wireless communications product in late 1999 and the first half of 2000, resulting in initial orders for this product in the second and third quarters of 2000, and the establishment of a Singapore office to provide and market contract services in Asia, will have a positive impact on future sales.

With the successful completion of additional financing in March and April, 2000 (see "Liquidity and Capital Resources"), the Company is preparing for increased sales and product development activity by making gradual additions to staff and consulting resources. Management expects that these activities, as well as strategic acquisitions of businesses or technologies in the wireless communication field, will enable the Company to deliver its business plan.

RESULTS OF OPERATIONS

(All amounts are in US dollars unless otherwise stated)

QUARTERS ENDED JUNE 30, 2000 AND 1999

Sales increased by 168% to $164,116 from $61,173 in the second quarter of 1999. This increase was due primarily to initial revenue of $92,578 from the Singapore service contract. Initial revenue of $27,379 from wireless sales offset a decrease in revenue from Sonem sales.

Cost of goods sold increased by 637% to $423,549 from $57,436 in the second quarter of 1999. The major contributor to this increase was a write-down of Sonem inventory by $245,564 (see Note 3). Cost of goods sold for initial sales of UniLinx and Contract Services also contributed to the increase.

Research and development expenses increased by 47% to $212,153 from $144,550 in the second quarter of 1999. The major factor contributing to the increase was a continuation of a project to improve the functionality of the Company's traffic signal priority system in order to extend the application of the system to traffic controllers with more diverse requirements, and to reduce unit cost and improve reliability. In the second quarter of 2000, staff and consulting costs increased as the Company continued to invest in the development of the UniLinx wireless communications product.

Marketing expenses increased by 33% to $175,956 from $132,097 in the second quarter of 1999. In 2000, the Company increased advertising and travel costs to demonstrate its UniLinx product to potential customers and at trade shows. The Company also hired additional consultants to explore business development opportunities for wireless products.

General and administrative expenses increased 32% to $414,577 from $314,407 in the second quarter of 1999. Legal costs were higher due to the costs of becoming a reporting issuer, including the filing of a 10-KSB and the initial 10-QSB, and the filing of a proxy statement in preparation for the Company's annual shareholder's meeting. Consulting costs also increased as the company hired a merger and acquisition specialist, and provided additional shareholder communication resources, including an updated web site. Rent and telephone costs were lower during the second quarter of 1999 due to decreased costs of the relocated Seattle office, and telemarketing costs which were discontinued in June of 1999.

Other income of $53,028 in the second quarter of 2000 was comprised primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Sales of the Company's current and earlier versions of its SONEM 2000 traffic signal priority product have provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at June 30, 2000 of $7,141,108.

In the first six months of 2000, the Company's cash position increased by $4,833,390 to $4,866,360 on June 30, 2000 from $32,970 on December 31, 1999.
The Company was successful in raising $5,775,000 in gross proceeds received through an equity financing in March and April, 2000, of which 5,612,500 was received in the first quarter. Management projects that the Company has sufficient cash resources to finance operations at least until the end of fiscal year 2000. Management expects that the Company will need additional capital, however, to maintain and expand operations in fiscal year 2001. There is no assurance that sufficient additional financing will be available to the Company, or that, if available, the financing will be on terms acceptable to the Company. If additional funding is not obtained in a timely manner, it may be necessary for the Company to curtail or suspend operations. There is no assurance that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds during or following fiscal year 2000. If Unity Wireless Corporation cannot raise needed capital, it will have a material adverse effect on the Company.

Net cash used in operating activities was comprised basically of a loss of $1,727,466 during the first six months of 2000. $123,245 in operational funding was also obtained through receipt of the Canadian income tax credit for scientific research and experimental development performed at UW Systems in 1998. With the Company's status as a U.S. public entity, however, this tax credit is no longer refundable for similar work performed in 1999 and beyond.

Accounts payable increased by $359,089, primarily due to the addition of $461,511 in deferred revenue resulting from a prepayment by Orbital on the UW Integration Singapore contract. Inventories were reduced by $212,561 primarily from the inventory write-down for Sonem components (see Note 3), offset by a modest increase in UniLinx component inventory in preparation for expected purchase orders.

The Company's investing activities in the period ending June 30, 2000 were primarily comprised of capital purchases of new computers and test equipment.

UW Systems has a loan payable with the Royal Bank of Canada, consisting of a demand reducing loan under the Canadian Western Economic

Diversification IT&T Program, of $140,351 ($Cdn 204,000) at an interest rate of Royal Bank prime plus 6%. The Company is making principal repayments at the rate of $3,604 ($Cdn 5,239) per month. The loan balance at June 30, 2000 was $105,944. On July 31, 2000 the Bank reduced the interest rate on the loan to Royal Bank prime plus 3% from Royal Bank prime plus 6%.

INFLATION

The Company does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition. However, the Company has experienced some significant price increases for certain components that are used in the wireless industry.

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

In April, 2000 the Company completed an equity financing through a private offering under Regulation D and Regulation S of the Securities Act of 1933. The Company accepted subscriptions for 3,850,000 units resulting in gross proceeds of $5,775,000. Each unit consists of one share of common stock and one non-transferable, callable warrant to purchase one share of common stock at an exercise price of $3.25. The warrant is exercisable for up to 18 months from closing, unless earlier called by the Company. The Company may call the warrants for exercise at any time after the average of the bid-ask prices or closing prices, as applicable, for the Company's common stock has equaled or exceeded $5.00 for at least 10 consecutive days. If determined by the Board of Directors of the Company that it would be in the best interests of the shareholders of the Company, and if any underwriter or underwriters of the Company's securities determine, in their discretion, that it would be in the best interests of the Company, the Company has agreed it will use its reasonable efforts to cause the shares comprising the units to be included in a registration statement under the Securities Act of 1933, at such time as such registration is reasonably practicable for the Company to accomplish. The Company also agreed it will use its reasonable efforts to maintain the effectiveness of any such registration statement for at least one year after the Closing of this offering. The Company issued 285,000 shares as commissions or fees to qualified persons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

         27.1     Financial Data Schedule for the three months ended
                  June 30, 2000

(b)  Reports on form 8-K

         None


Signatures

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SONIC SYSTEMS CORPORATION
                                                              (Registrant)

                                                     /s/ BRYAN WILSON
                                                     --------------------------
                                                     Bryan Wilson, Secretary
                                                     (duly authorized Officer)

                                                     Date: August 14, 2000