Form 10QSB
period 2000-09-30
UNITY WIRELESS CORP
filed 2000-11-20
CIK 1100451

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-30620

UNITY WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	91-1940650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10900 NE 4th Street, Suite 2300, Bellevue, Washington 98004
(Address of principal executive offices)

1 800 337-6642
(Issuer's Telephone Number)

Number of shares of common stock outstanding at November 1, 2000: 24,821,725

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITY WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)

(Unaudited)

	September 30 2000	Dec. 31 1999
	(unaudited) $	(Note 1) $
ASSETS
Current
Cash and cash equivalents	3,629,479	32,970
Short term deposits	300,000	0
Accounts receivable	55,653	26,191
Other receivables	23,377	25,794
Investment tax credit receivable	0	123,245
Inventory (Note 3)	276,336	529,528
Prepaid expenses	77,967	11,003
Related party advances	10,004	10,024

Total current assets	4,372,816	758,755

Property and equipment (net of accumulated amortization of $52,461
(1999: $39,866))	184,315	49,664
Patents (net of accumulated amortization of $112,837 (1999: $16,027))	438,339	493,407

	4,995,470	1,301,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Bank indebtedness	0	18,220
Accounts payable and accrued liabilities (Note 4)	261,388	455,677
Deferred revenue	301,080	0
Loans payable	165,715	277,664
Income taxes payable	17,729	0
Product warranty, current portion	100,352	69,286

Total current liabilities	846,264	820,847

Commitments and contingencies (Notes 1 and 9)
Stockholders' Equity
Common stock, $0.001 par value 100,000,000 authorized, 24,821,725
(1999: 20,588,725) issued and outstanding	24,822	20,589
Additional paid in capital	12,574,030	5,909,624
Accumulated deficit	(8,521,479)	(5,413,642)
Other accumulated comprehensive income (loss)	71,833	(35,592)

Total stockholders' equity	4,149,206	480,979

	4,995,470	1,301,826

See notes to consolidated financial statements

UNITY WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS
(expressed in U.S. dollars)

(Unaudited)

	Three months ended Sept. 30		Nine months ended Sept. 30
	2000	1999	2000	1999
	$	$	$	$
Net sales (Note 7)	256,906	78,001	475,700	157,122
Cost of goods sold	(222,726)	(139,193)	(720,508)	(261,811)

	34,180	(61,192)	(244,808)	(104,689)

Expenses (Note 6)
Research and development	(153,286)	(128,222)	(556,243)	(380,873)
Government grant	0	9,069	0	26,477
Marketing	(104,828)	(119,087)	(484,441)	(363,713)
General and administrative	(1,116,370)	(179,415)	(1,777,673)	(752,973)
Exchange gain (loss)	(72,539)	6,451	(115,618)	26,765

	(1,447,023)	(411,204)	(2,933,975)	(1,444,317)

Operating loss for the period	(1,412,843)	(472,396)	(3,178,783)	(1,549,006)
Interest expense	(4,846)	(5,304)	(17,673)	(15,531)
Other income	49,152	153	106,468	7,087

Income before income taxes	(1,368,537)	(477,547)	(3,089,988)	(1,557,450)
Provision for income taxes	(11,832)	0	(17,849)	0

Net loss	(1,380,369)	(477,547)	(3,107,837)	(1,557,450)
Comprehensive loss:
Net loss for the period	(1,380,369)	(477,547)	(3,107,837)	(1,557,450)
Currency translation adjustment	57,610	19,092	107,425	18,698

Comprehensive loss for the period	(1,322,759)	(458,455)	(3,000,412)	(1,538,752)
Basic and diluted loss per common share	(0.06)	(0.03)	(0.14)	(0.12)
Weighted average no. shares outstanding	23,852,812	14,945,917	21,779,568	13,320,236

See notes to consolidated financial statements

UNITY WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

(Unaudited)

	Nine months ended Sept. 30
	2000	1999
	$	$
OPERATING ACTIVITIES
Loss for the period	(3,107,837)	(1,557,450)
Adjustments to reconcile loss to net cash used in operating activities
Amortization of patents	40,136	9,706
Depreciation of property and equipment	11,159	10,605
Writedown of inventory	282,416	0
Shares issued for service	49,390	13,000
Stock based compensation	726,242
Changes in non-cash working capital relating to operations
Accounts receivable and other receivable	(27,046)	137,296
Investment tax credit receivable	123,245	91,792
Inventory	(29,224)	(422,890)
Prepaid expenses	(66,964)	(5,579)
Accounts payable and accrued liabilities	(169,199)	368,727
Deferred revenue	301,080	0
Income taxes payable	17,729	0
Product warranty	31,066	1,953

Net cash used in operating activities	(1,817,807)	(1,352,840)

INVESTING ACTIVITIES
Short term deposits	(300,000)	0
Acquisition of property and equipment	(145,810)	(4,857)
(Increase) decrease in patents	14,932	(44,406)
Related party advances	0	(9,354)

Net cash (used in) provided by investing activities	(430,878)	(58,617)

FINANCING ACTIVITIES
Repayment of bank indebtedness	(18,220)	0
Repayment of loan payable	(515,533)	(928,533)
Proceeds from loan payable	496,463	1,183,064
Proceeds from issued and common shares	(5,775,000)	1,021,799
Share issue costs	0	(104,796)

Net cash provided by financing activities	5,737,710	1,171,534

Effect of foreign exchange rate changes on cash and cash equivalents	107,484	18,697

Net change in cash and cash equivalents during period	3,596,509	(221,226)
Cash and cash equivalents at beginning of period	32,970	256,524

Cash and cash equivalents at end of period	3,629,479	35,298

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)
(Unaudited)

1.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 1999, the quarterly report on Form 10-QSB for the three months ended March 31, 2000, under Unity Wireless Corporation's former name, Sonic Systems Corporation, the quarterly report on Form 10-QSB for the three months ended June 30, 2000, and the registration statement filed on Form SB-2 on October 4, 2000.

    The Company changed its name to Unity Wireless Corporation effective July 20, 2000.

    These financial statements have been prepared on a going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company sustained significant losses and negative cash flows from operations in recent years and as at September 30, 2000 has an accumulated deficit of $8,521,479.

    The Company's continuation as a going concern is uncertain and dependent upon achieving profitable operations and upon the ability of the Company to raise additional financing through the issuance of debt or equity. If such financing is not obtained, it may be necessary for the Company to curtail or suspend operations. The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

2.  Recent pronouncements

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for the Company's fourth quarter ending December 31, 2000. The Company has not determined the impact of SAB 101, if any, on the consolidated financial statements.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, concluded that APB 25 does not apply to independent contractors and consultants who do not qualify as common law employees. As such, the company is accounting for awards made after December 15, 1998 that remain unvested and for new awards made after July 1, 2000 to its contractors and consultants under the fair value method prescribed in FAS 123 as interpreted by EITF Issue 96-18. Prior to the adoption of the Interpretation, the Company accounted for awards to these individuals under the intrinsic method as prescribed in APB 25. The effect of adopting the Interpretation was to record additional compensation expense of approximately $12,000 relating to unvested awards made in the prior period. Additional expense of approximately $105,000 will be recognized over future periods.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. At this time, the Company has not determined whether this pronouncement will have a material effect on the Company's earnings and financial position.

3.  Inventories

    The components of inventory consist of the following:

	September 30 2000	December 31 1999
	$	$
Raw materials	159,388	195,364
Finished goods	116,948	334,164

	276,336	529,528

    During the quarter ending September 30, 2000, the Company wrote down its inventories by $36,852 to account for obsolete demonstration units for its Sonem product. For the nine months ended September 30, 2000, the total writedown of inventory is $282,416.

4.  Accounts payable and accrued liabilities

	September 30 2000	December 31 1999
	$	$
Trade accounts payable	95,012	349,179
Employee compensation payable	114,060	57,287
Accrued liabilities	31,323	49,211
Government grant contingently repayable	20,993	0

	261,388	455,677

    The Company has been awarded a contribution toward export marketing expenses of up to $33,178 (Cdn $50,000) from the Government of Canada. $20,993 has been contributed to September 30, 2000. This contribution is repayable if the Company achieves incremental sales to the target market, at the rate of 4% of such incremental sales.

5.  Earnings Per Share Data

    The following table sets forth the computation of basic and diluted loss per share:

	Three months ended Sept. 30,
	2000	1999
Numerator
Net loss for the period ($)	(1,380,369)	(477,547)
Denominator
Weighted average number of common shares outstanding	24,801,182	19,736,303
Escrowed shares	(948,370)	(2,500,000)
Performance shares	0	(2,290,386)

	23,852,812	14,945,917
Basic and diluted loss per common share ($)	(0.06)	(0.03)

	Nine months ended Sept. 30,
	2000	1999
Numerator
Net loss for the period ($)	(3,107,837)	(1,557,450)
Denominator
Weighted average number of common shares outstanding	23,165,809	19,649,048
Escrowed shares	(1,386,241)	(2,500,000)
Performance shares	0	(3,828,812)

	21,779,568	13,320,236
Basic and diluted loss per common share ($)	(0.14)	(0.12)

    For the 3-month and 9-month periods ended September 30, 2000, all of the Company's common shares issuable upon the exercise of stock options were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

6.  Stock Option Plan and Warrants

    During the year ended December 31, 1998 the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999 by a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. As of September 30, 2000 this maximum number was 6,205,431.

    Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available under option	No. of common shares issuable	Weighted average exercise price
Balance, December 31, 1999	2,615,500	2,384,500	1.01
Options granted	(2,804,000)	2,804,000	2.07
Options expired	247,500	(247,500)	(1.00)
Change in number of authorized options	1,205,431

Balance, September 30, 2000	1,264,431	4,941,000	1.61

    During the three months ended September 30, 2000 the Company granted non-employees options and warrants to acquire 1,416,666 common shares. Compensation expense of $635,575 has been recorded as earned in the three months ended September 30, 2000. Additional compensation expense of $859,824 will be recorded over future periods.

7.  Segmented information

    Commencing April 1, 2000, the Company had revenue from more than one operating segment. The Company reports revenue and gross profit to its Chief Executive Officer for the following segments:

  1.
  Wireless products—comprising the UniLinx communication product and other radio frequency wireless products under development.

  2.
  Contract Services—comprising the agency marketing, systems integration, and contract services and support by Unity Wireless Integration Corporation.

  3.
  Acoustic Products—comprising the Sonem traffic signal priority system and research and development activities toward the Sonem or other acoustic products. The Company sold the Sonem business on October 6, 2000 (see Note 10a).

	Three months ended September 30, 2000
	Wireless Products	Contract Services	Acoustic Products	Other	Total
Revenue from external customers	$76,211	$157,829	$22,866	0	$256,906
Gross Profit/loss	(34,775)	93,117	(25,298)	1,136	34,180
Segment assets*	170,544	0	544,130	0	714,674

	Nine months ended September 30, 2000
	Wireless Products	Contract Services	Acoustic Products	Other	Total
Revenue from external customers	$103,590	$250,407	$122,203	$(500)	$475,700
Gross Profit/loss	(74,286)	142,091	(314,945)	2,332	(244,808)
Segment assets*	170,544	0	544,130	0	714,674

*
Segment assets include inventory and patents as at September 30, 2000.

8.  Changes in share capital

    During the nine months ended September 30, 2000, the Company issued 3,850,000 common shares in a private offering for a total consideration of $5,775,000. Each common share issued had an attached warrant which entitles the holder to acquire one common share for $3.25 each until October 17, 2001. The Company has the option to accelerate the warrant expiry date once the average bid-ask price or the closing market price of the Company's common stock is equal to or exceeds $5.00 per share for 10 consecutive days. At September 30, 2000, none of the warrants had been exercised. The Company issued 285,000 shares for payment of share issuance costs for $415,431. The Company also issued 33,000 shares for $49,390 in services rendered, and 65,000 shares for $117,968 in debt repayment.

    In April 2000, the Company granted share purchase warrants to a consultant to acquire 100,000 shares for $2.06 each until April 15, 2001. The warrants vest as to 25,000 on June 19, 2000 and the remaining amount vest in four equal amounts per quarter thereafter.

    The Company entered into a consulting agreement, expiring on July 1, 2002, and in consideration for services to be performed, granted the consultant share purchase warrants to acquire 500,000 common shares for $2.06 each. 250,000 of the warrants vest immediately and the balance vests quarterly in equal amounts over the term of the agreement. Once vested, the warrants are exercisable up to June 30, 2003, unless an earlier date is specified in the agreement.

9.  Commitments and contingencies

  a.
  Legal proceedings

    The Company is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an optionholder seeking a declaration that certain options to purchase shares in the common stock of the Company held by it have a term of unlimited duration.

    The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavourable resolution of this contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular quarter.

  b.
  Lease commitments

    The Company has future minimum lease commitments relating to the lease for its new space at 7430 Fraser Park Drive, Burnaby, BC, Canada, approximately as follows:

$
2000 (4th quarter)	29,000
2001	114,000
2002	115,000
2003	118,000
2004	120,000
2005	80,000

576,000

10. Subsequent events

  a.
  Disposition of emergency traffic preemption business

    On October 6, 2000 the Company sold its emergency traffic preemption business. As consideration for the sale of the traffic preemption business, the Company received a 37% interest in the purchaser, Traffic Systems L.L.C., and is entitled to receive up to $2 million, subject to certain upwards adjustments, payable in quarterly installments, starting January 15, 2001, equal to 10% of the gross profits of Traffic Systems L.L.C. for the relevant quarter. If Traffic Systems L.L.C. becomes a publicly traded entity before or after payment of the $2 million (as adjusted), the Company will be entitled to a pre-initial public offering undiluted 25% interest in the public entity. As well, if Traffic Systems L.L.C. becomes a publicly traded entity before payment of the $2 million (as adjusted), then the balance owing will be converted into an initial public offering interest of Traffic Systems L.L.C. at a 20% discount to the pricing of the offering. The Company retained ownership of the intellectual property used in the traffic preemption business and has licensed it to Traffic Systems L.L.C. royalty-free for a term expiring on the earlier of October 5, 2020 and the date of the payment of the purchase price of $2 million, at which time the intellectual property will be transferred to Traffic Systems L.L.C. Please see the discussion on page 20 and Exhibit 10.3 of the Company's SB-2 registration statement filed on October 4, 2000, and the 8-K filed on October 23, 2000, which are incorporated by reference herein.

  b.
  Purchase of Ultratech Linear Solutions Inc.

    On November 17, 2000 the Company purchased the outstanding share capital of Ultratech Linear Solutions Inc. ("Ultratech"), a wireless technology designer, developer and marketer of radio frequency high power linear amplifiers, in exchange for 700,000 shares of common stock of the Company and cash consideration of $47,777 (Cdn $72,000). In anticipation of the transaction, the Company extended on October 3, 2000 a $663,570 (Cdn $1 million) credit facility to Ultratech. On the same date, $199,071 (Cdn $300,000) of the credit facility was advanced to Ultratech for working capital purposes. The Company obtained a General Security Agreement with a first charge on all of Ultratech's assets. For the period from its inception on April 22, 1999 to April 30, 2000, Ultratech reported revenues of approximately Cdn $3.4 million and net loss of approximately Cdn $330,000 in its unaudited financial statements. Please see the discussion beginning on page 19 and Exhibit 10.6 of the Company's SB-2 registration statement filed on October 4, 2000 which are incorporated by reference herein.

    On November 17, 2000 the Board of Directors of the Company appointed John Robertson, C.E.O. of Ultratech, to the position of C.E.O. of the Company. Concurrently, Mark Godsy resigned as C.E.O. of the Company to enable this change. Mr. Godsy continues as Chairman of the Board of Directors of the Company.

11. Comparative 1999 statements

    Certain of the December 31, 1999 figures have been reclassified to conform with the presentation adopted in the current year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operations of Unity Wireless Corporation (the "Company") should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-QSB and in the 10-QSB for Mar. 31, 2000 and the 10-KSB for Dec. 31, 1999, filed under the Company's former name, Sonic Systems Corporation, the 10-QSB for June 30, 2000, and the SB-2 filed October 4, 2000, the 8-K filed October 23, 2000.

OVERVIEW

    Unity Wireless Corporation is in the business of developing and manufacturing wireless communications products for use in data connectivity applications and in wireless network infrastructure. The Company also provides contract service and support for products and systems for the intelligent transportation systems industry on behalf of other manufacturers. The Company intends to advance its business plan through internal product and service development and by acquisition of wireless technologies, businesses, or service providers.

    Up to September 30, 2000, the Company manufactured and sold acoustic-based traffic signal priority systems which accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. On October 6, 2000 the Company sold this business to Traffic Systems L.L.C. For further information see the 8-K filed October 23, 2000. During the quarters ending June 30 and September 30, 2000, revenues were also received from wireless products (UniLinx) and from contract services.

    The Company has two principal operating subsidiaries, Unity Wireless Systems Corporation, a British Columbia company ("UW Systems"), which develops, produces and markets the Company's wireless products, and Unity Wireless Integration Corporation ("UW Integration"), which performs systems integration and contract service and support activities. Management expects to form new business units or subsidiaries as a result of acquisition activity.

    The Company (including UW Systems) has incurred net losses since it became active in July, 1995. Losses resulted from low initial sales of the Company's traffic signal priority system combined with startup manufacturing activity, and engineering and research and development costs relating to product improvement and new technologies. In 1998 and early 1999, the Company prepared for growth that was anticipated from increased sales volume through newly developed distribution channels. During this period expenses increased due to additional management and marketing expenses, and costs associated with the setup of an office in Seattle. In the first quarter of 1999 the Company also took advantage of volume pricing to build inventory in anticipation of these increased sales.

    In the first and second quarters of 1999, the Company did not achieve its desired sales volumes. In response, the Company deferred manufacturing of additional product, reduced expenses through elimination of telemarketing activities and restructuring of senior management positions, and moved the Seattle office to more economical space. The Company also focused engineering and development activities on wireless communication products for traffic control, in response to indications of strong demand in that segment of the transportation industry. In addition, the Company increased its marketing efforts in Asia, resulting in a contract in the first quarter of 2000, with the Transportation Management Systems division of Orbital Sciences ("Orbital"). This contract led to the establishment in April, 2000 of Unity Wireless Integration (S) Pte. Ltd., a Singapore company which is wholly-owned by UW Integration. Under the contract, UW Singapore is providing systems integration support, warranty and maintenance services for the Automatic Vehicle Management System ("AVMS") to be delivered by Orbital and Sanyo Trading Company to Singapore Bus Services Ltd. Orbital has agreed to award UW Singapore with work having potential revenue totaling over $16 million. Under the AVMS project, UW Singapore will earn approximately $3 million over three years by providing custom software development and project management support of Orbital's portion of the system. The balance of

$13 million would be earned under an optional 10-year maintenance and service contract to be implemented once the AVMS system is fully deployed.

    With the successful completion of additional financing in March and April, 2000, (see "Liquidity and Capital Resources"), the Company has prepared and continues to prepare for increased sales, product development, and acquisition activity by making gradual additions to staff and consulting resources. Management expects that these activities, in addition to strategic acquisitions of businesses or technologies in the wireless communication field, will enable the Company to deliver its business plan.

RESULTS OF OPERATIONS

(All amounts are in US dollars unless otherwise stated)

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Sales in the third quarter of 2000 increased by 229% to $256,906 from $78,001 in the third quarter of 1999. This increase was due primarily to revenue of $157,829 from the AVMS contract with Orbital. Revenue of $76,211 from sales of wireless products, principally UniLinx, offset a decrease in revenue from sales of acoustic products such as Sonem.

    Cost of goods sold in the third quarter of 2000 increased by 60% to $222,726 from $139,193 in the third quarter of 1999, and gross profit increased in the third quarter of 2000 to $34,180 from $(61,192) in the third quarter of 1999. The improvement in gross profit is attributable to contract services provided under the AVMS contract with Orbital in Singapore, which commenced on April 1, 2000.

    Research and development expenses in the third quarter of 2000 increased by 20% to $153,286 from $128,222 in the third quarter of 1999. Staff and consulting costs increased as the Company continued the development of the UniLinx wireless communications product, expanding its potential use to applications outside of the transportation industry. Work also continued on design changes to reduce the unit costs of its Sonem traffic signal priority system.

    Marketing expenses in the third quarter of 2000 decreased by 12% to $104,828 from $119,087 in the third quarter of 1999 primarily due to reduced management costs. Other marketing expenses increased due to increased consulting and product demonstration costs relating to the UniLinx product.

    General and administrative expenses in the third quarter of 2000 increased 522% to $1,116,370 from $179,415 in the third quarter of 1999. The largest component of this increase is the $659,111 non-cash expense booked as the result of option and warrant issuances to consultants. Also, in 1999 general and administrative costs in the third quarter were $134,991 lower than the second quarter of that year due to reduced travel and salary expenses. In the third quarter of 2000, consulting expenses, apart from the expense booked from the option and warrant issuances, increased by $76,419 from the third quarter of 1999 as the Company hired a merger and acquisition specialist, provided additional shareholder communication resources, and incurred staff placement fees. Legal costs increased by $34,867 due to the costs of public reporting. Accommodation costs were higher due to the addition of the Singapore office.

    Other income of $49,152 in the third quarter of 2000 was comprised primarily of interest income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    Sales in the first nine months of 2000 increased by 203% to $475,700 from $157,122 in the first nine months of 1999. This increase was due primarily to revenue of $250,407 from the AVMS contract with Orbital, which commenced April 1, 2000. Revenue of $103,590 from sales of wireless products, principally UniLinx, which also commenced April 1, 2000, offset a decrease in revenue from sales of the Sonem acoustic product.

    Cost of goods sold in the first nine months of 2000 increased by 175% to $720,508 from $261,812 in the first nine months of 1999, and gross profit decreased in the first nine months of 2000 to $(244,808) from $(104,689) in the first nine months of 1999. In the second quarter of 2000, the Company recorded a writedown in its inventory of $282,416 to provide for obsolete parts for its Sonem product, which contributed to a gross loss of $314,945 for acoustic products. This gross loss is partially offset by gross profit of $142,091 contributed from contract services provided under the AVMS contract with Orbital in Singapore, which commenced in April, 2000.

    Research and development expenses in first nine months of 2000 increased by 46% to $556,243 from $380,873 in the first nine months of 1999. Staff and consulting costs increased as the Company continued the development of the UniLinx wireless communications product, expanding its potential use to applications outside of the transportation industry. Work also commenced on design changes to reduce the unit costs of its Sonem traffic signal priority system.

    Marketing expenses in the first nine months of 2000 increased by 33% to $484,441 from $363,713 in the first nine months of 1999. The increase was primarily due to increased consulting and product demonstration costs relating to the UniLinx product.

    General and administrative expenses in the first nine months of 2000 increased 136% to $1,777,673 from $752,973 in the first nine months of 1999. The largest component of this increase is the $659,111 non-cash expense booked as the result of option and warrant issuances to consultants. Apart from the expense booked for the option and warrant issuances, consulting expenses increased by $191,724 as the Company hired a merger and acquisition specialist, provided additional shareholder communication resources, and incurred staff placement fees. Legal costs increased by $101,230 due to the costs of filing a 10-SB, a proxy statement in preparation for the Company's annual general meeting, the 10-KSB and 10-QSB's required to report the Company's annual and quarterly results, and other filings. Office rental costs were higher due to the addition of the Singapore office.

    Other income of $106,468 in the first nine months of 2000 was comprised primarily of interest income.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Sales of the Company's Sonem 2000 traffic signal priority product provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at September 30, 2000 of $8,500,486.

    The Company's cash and cash equivalent position increased by $3,596,509 to $3,629,479 on September 30, 2000 from $32,970 on December 31, 1999. The Company was successful in raising $5,775,000 in gross proceeds under equity financing received in March and April, 2000. Management projects that the Company has sufficient cash resources to finance operations at least until the middle of fiscal year 2001. Management expects that the Company will need additional capital, however, to maintain and expand operations in fiscal year 2001. There is no assurance that sufficient additional financing will be available to the Company, or that, if available, the financing will be on terms acceptable to the Company. If additional funding is not obtained in a timely manner, it may be necessary for the Company to curtail or suspend operations. There is no assurance that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds during or following fiscal year 2000. If Unity Wireless Corporation cannot raise needed capital, it will have a material adverse effect on the Company.

    Net cash used in operating activities was comprised basically of a loss of $3,086,843 during the first nine months of 2000. Of this loss, $726,242 ($630,842 in the quarter ending September 30, 2000) was incurred for stock based compensation, primarily through options and warrants awarded to consultants, which did not require an expenditure of cash. $123,245 in operational funding was also obtained through receipt of a Canadian income tax credit for scientific research and experimental development performed at UW Systems in 1998. With the Company's status as a U.S. public entity, however, this tax credit is no longer refundable for similar work performed in 1999 and beyond. The loss for the first nine months of 2000 also includes an inventory writedown of $245,564 to allow for obsolete components of its Sonem inventory, and $36,852 to allow for obsolete Sonem demonstration units.

    Accounts payable and accrued liabilities decreased by $169,199 primarily due to a repayment of $254,167 to trade accounts payable outstanding as at December 31, 1999. Deferred revenue increased by $301,080 from a prepayment by Orbital on the AVMS contract, after subtracting revenue earned since the prepayment was made.

    After providing for the inventory writedown for Sonem components of $245,564 in the second quarter and $36,852 in the third quarter of 2000, inventories decreased by $29,224. In connection with the sale of the Sonem business to Traffic Systems L.L.C. on October 6, 2000, the Sonem inventory was transferred to that company.

    The Company's investing activities in the period ending September 30, 2000 were primarily comprised of the purchase of a term deposit of $300,000, and capital purchases of new computers and software related mainly to the installation of an upgraded Enterprise Resource Planning system in the third quarter of 2000. Furniture was purchased in connection with UW Systems' move to 11,425 square feet of leased space at 7438 Fraser Park Drive in Burnaby, British Columbia, Canada.

    As a result of its financing activities in 1998 and 1999, UW Systems has a loan payable with the Royal Bank of Canada, consisting of a demand reducing loan under the Canadian Western Economic Diversification IT&T Program, of $135,368 (Cdn$ 204,000) at an interest rate of Royal Bank prime plus 3%. The Company is making principal repayments at the rate of $3,559 (Cdn$ 5,239) per month. The loan balance at September 30, 2000 was $93,567. Also, during the first and second quarters of 2000, the Company borrowed and repaid $483,500 in interim financing.

FORWARD LOOKING STATEMENTS

    This Form 10-QSB contains forward-looking statements. The words anticipate, believe, expect, plan, intend, estimate, project, could, may, foresee, and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationships with customers, and development of the industry in which the Company will focus its marketing efforts. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

PART II—OTHER INFORMATION

Item 2.  Changes in Securities

    In April, 2000, the Company issued common shares to non-U.S. persons, residing outside of the U.S., in partial settlement of debts owed by UW Systems to such persons. The Company issued 65,000 shares in consideration for $117,968 of debt forgiveness. No underwriting discounts were given or commissions paid.

    In April, 2000 the Company completed an equity financing through a private offering under Regulation D and Regulation S of the Securities Act of 1933. The Company accepted subscriptions for 3,850,000 units resulting in gross proceeds of $5,775,000. Each unit consisted of one share of common stock and one non-transferable, callable warrant to purchase one share of common stock at an exercise price of $3.25. The warrant is exercisable up to October 17, 2001, unless earlier called by the Company. The Company may call the warrants for exercise at any time after the average of the bid-ask prices or closing prices, as applicable, for the Company's common stock has equaled or exceeded $5.00 for at least 10 consecutive days. If determined by the Board of Directors of the Company that it would be in the best interests of the shareholders of the Company, and if any underwriter or underwriters of the Company's securities determine, in their discretion, that it would be in the best interests of the Company, the Company agreed it would use its reasonable efforts to cause the shares comprising the units to be included in a registration statement under the Securities Act of 1933, at such time as such registration is reasonably practicable for the Company to accomplish. The Company also agreed it would use its reasonable efforts to maintain the effectiveness of any such registration statement for at least one year after the Closing of this offering. The Company filed a registration statement on Form SB-2 primarily with respect to such shares, which became effective on November 1, 2000. The Company issued 285,000 shares as commissions or fees to qualified persons.

    In the third quarter of 2000, the Company issued common shares to non-U.S. persons, residing outside of the U.S. The Company issued 33,000 shares in consideration for $49,390 of consulting services rendered. No underwriting discounts were given or commissions paid.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on July 5, 2000, with an adjournment to July 26, 2000. Proxies were solicited by the Company pursuant to Regulation 14A.

    The following matters were presented for a vote of the shareholders at the Annual Meeting:

    1.  The election of the following individuals to serve as directors until the next annual meeting of stockholders or until their successors are elected:

	Votes For	Votes Against	Abstentions and Broker Nonvotes
Mark Godsy	3,512,472	0	8,500
Thomas Dodd	3,512,472	0	8,500
Siavash Vojdani	3,510,972	1,500	8,500
Ken Maddison	3,511,972	500	8,500
R. Lewis Sabounghi	3,504,972	7,500	8,500
Robert J. Kubbernus	3,512,472	0	8,500
Bryan Wilson	3,512,472	0	8,500

    2.  To approve the adoption of the 1999 Stock Option Plan and authorize the issuance of up to 20% of the outstanding shares of the Company's Common Stock for issuance under the plan.

Votes For	Votes Against	Abstentions and Broker Nonvotes
2,492,748	104,158	924,066

    3.  To approve an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Unity Wireless Corporation."

Votes For	Votes Against	Abstentions and Broker Nonvotes
3,502,462	16,200	2,310

    4.  To approve an amendment to the Company's Certificate of Incorporation to remove the requirement that certain "Extraordinary Actions" be approved by a two-thirds vote of the outstanding voting stock of the Company.

Votes For	Votes Against	Abstentions and Broker Nonvotes
2,452,654	52,567	925,751

    5.  To approve an amendment to the Company's Certificate of Incorporation to increase from seven to 11 the maximum allowable number of directors of the Company.

Votes For	Votes Against	Abstentions and Broker Nonvotes
3,417,896	99,166	3,910

    6.  To approve an amendment to the Company's Certificate of Incorporation to provide for the issuance of up to 5,000,000 shares of one or more series of preferred stock.

Votes For	Votes Against	Abstentions and Broker Nonvotes
2,441,373	155,358	924,241

    7.  To ratify the appointment of Ernst & Young as independent accountants for the Company for the fiscal year ending December 31, 2000.

Votes For	Votes Against	Abstentions and Broker Nonvotes
3,508,462	10,000	2,510

Item 5.  Other Information

    On August 15, 2000, Bryan Wilson resigned as a director of the Company and Roland Sartorius was appointed by the directors to serve as a director of the Company until the next annual meeting of shareholders and until his successor is elected and qualified. Please refer to the Company's SB-2 for biographical information.

    On September 29, 2000, John Anderson was appointed by the directors to serve as a director of the Company until the next annual meeting of shareholders and until his successor is elected and qualified. Please refer to the Company's SB-2 for biographical information.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

  27.1
  Financial Data Schedule for the three months ended September 30, 2000

(b) Reports on form 8-K

    A Form 8-K was filed on October 23, 2000 reporting the Company's sale of its Sonem emergency signal priority business.

Signatures

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION (Registrant)
/s/ BRYAN WILSON Bryan Wilson, Secretary (duly authorized Officer)
Date: November 20, 2000

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars) (Unaudited)
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures