Form 10KSB
period 2000-12-31
UNITY WIRELESS CORP
filed 2001-04-02
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2000.

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the transition period from ____________ to ____________________.

                     Commission file number _______________

                           UNITY WIRELESS CORPORATION
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

         DELAWARE                                       91-1940650
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              19000 N.E. 4th Street, Suite 2300, Bellevue, WA 98004
              ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 1 800 337-6642
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $720,162

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 27, 2000 was $8,635,662.

As of March 15, 2001, 25,743,153 shares of the issuer's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

                                TABLE OF CONTENTS

                          POPSTAR COMMUNICATIONS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2000


                                                                           Page
                                                                           ----
Part I.......................................................................1

   Item 1:      Business.....................................................1

   Item 2:      Properties...................................................11

   Item 3:      Legal Proceedings............................................12

   Item 4:      Submission of Matters to a Vote of Security Holders..........12

Part II......................................................................12

   Item 5:      Market for Registrant's Common Stock and Related
                Stockholder Matters..........................................12

   Item 6:      Plan of Operation............................................15

   Item 7:      Consolidated Financial Statements............................21

   Item 8:      Changes in and Disagreements With Accountants on
                Accounting and  Financial Disclosure.........................21

Part III.....................................................................22

   Item 9:      Directors, Executive Officers, Promoters and
                Control Persons; Compliance With Section 16(a) of
                the Exchange Act.............................................22

   Item 10:     Executive Compensation.......................................25

   Item 11:     Security Ownership of Certain Beneficial Owners
                and Management...............................................30

   Item 12:     Certain Relationships and Related Transactions...............32

   Item 13:     Exhibits and Reports on Form 8-K.............................33

                                     PART I

     For a full understanding of the Unity Wireless Corporation's (the "Company's") financial condition and results of operations and the risk factors inherent in an investment in shares of the Company's common stock, this commentary should be read in conjunction with the Company's Form 10-SB filed December 14, 1999, as amended, and the Company's SB-2 filed October 4, 2000.


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

Item 1. Business

                                     GENERAL

     Unity Wireless Corporation ("Unity Wireless" or the "Company") was incorporated in the State of Delaware on October 1, 1998, under the name Sonic Systems Corporation. The Company is the successor to M&M International Realty, Inc., a Florida corporation, which effected a reincorporation as a Delaware corporation by merger on December 1, 1998, with the Company as the surviving corporation. Before the merger, the Florida corporation had had no material commercial activity. On December 11, 1998 the Company acquired all of the issued and outstanding stock of Unity Wireless Systems Corporation, ("UW Systems") in exchange for 11,089,368 shares of Company common shares. As a result, the former shareholders of UW Systems owned a majority of the Company's outstanding stock. Therefore, for accounting purposes, UW Systems was deemed to have acquired the Company.

     In connection with the acquisition of UW Systems, the Company formed 568608 B.C. Ltd. ("568608") to act as an acquisition vehicle. The Company's original business, commercialization of a technology for providing traffic signal preemption for emergency vehicles (the "Sonem" technology), was de-emphasized in favour of more promising RF wireless communication technology including the Company's "UniLinx" communication card. On October 6, 2000, UW Systems sold the Sonem business, and on November 16, 2000 the Company acquired Ultratech Linear Solutions, Inc. ("Ultratech"), a developer and manufacturer of RF power amplifiers for cellular networks. As of December 31, 2000, 568608, Ultratech and UW Systems were merged, with UW Systems remaining as the surviving corporation. Also, on December 30, 2000, the Company sold its interest in Unity Wireless Integration Corporation ("UW Integration"), a Washington subsidiary with activity in Singapore providing systems integration support, warranty and maintenance services for a bus management system, to focus fully on its RF power amplifier and its RF communication card businesses. See Recent Developments.

     In keeping with its decision to focus on wireless technologies, the Company changed its name to Unity Wireless Corporation by filing Articles of Amendment with the State of Delaware Secretary of State that became effective on July 20, 2000. The Company began using the new name as a "dba" in March, 2000.

     The Company's fiscal year end is December 31.


                          PRINCIPAL PRODUCTS & SERVICES

     The Company currently has two product lines that are being offered commercially: the UltraTech line of high power linear radio frequency (RF) amplifiers and a line of UniLinx(TM) wireless data communications devices.

High Power Linear RF Amplifiers

     High power linear RF amplifiers allow radio frequency signals to be amplified and broadcast in a given area with minimal distortion. RF signals carry voice and data information used in wireless transmissions such as those used for cell phones and wireless Internet access. "Linearity" of the signal (the lack of distortion) becomes more important as the amount of data transported and the density of adjacent channels in a cell increases.

     The following table identifies currently marketed UltraTech products:

PRODUCT:           DESCRIPTION:                            FREQUENCY RANGE:
==========================================================================
Black Bear         4 Channel, 25 Watt Amplifier            1840-1870 MHz

Dolphin            2 Channel, 12 Watt Amplifier            1840-1870 MHz

Otter              4 Channel, 30 Watt Amplifier            1840-1870 MHz

Cougar             W-CDMA, 15 Watt Amplifier               2110-2170 MHz

Manx               10 Watt Amplifier                       1930-1990 MHz

Buffalo            4 Channel, 30 Watt Amplifier            1840-1870 MHz


     Wireless   communications   infrastructure   is  the   quickest   and  most
cost-effective method of providing both fixed and mobile voice, Internet and data network communications. The global market is being driven by several economic and other factors as it goes wireless:

a. Consumers and businesses worldwide are driving up penetration rates and therefore increasing the demands for voice, Internet and data wireless communication networks.

b.   Affordable  telecommunication   infrastructure  is  becoming  necessary  in
     developing countries and the construction of wireless local loops is the quickest and most cost-effective solution.

c. Telecommunication service providers are starting to incorporate and bundle wireless technology into their suite of offerings.

d. Applications such as video demand higher bandwidth to support higher data rates.

e. The move to one or a small number of global standards for 3G wireless will cause most current infrastructure to be upgraded or replaced.

     The Company expects that factors such as these will continue to drive the global demand for wireless technologies for the foreseeable future. As consumer usage of wireless applications increases, the demand for more system capacity and greater system coverage also increases, thus creating an increased demand for amplifiers. Industry analysts estimate that the wireless telecommunications networks and technologies market will grow to $135 billion by 2004, and that the total global market sales of RF power amplifiers to support such growth will increase from $1.1 billion in 1999 to $3.5 billion by 2003.

     Network service providers typically source their network equipment from companies known as system integrators, which in turn source their system components from a variety of subcontractors and component suppliers. Typically they use representative agents to source and present to them suppliers of network sub components such as amplifiers. The amplifier supplier that has experienced sales and agent representation, combined with the required technical and operational capability will have the market advantage. The Company currently has strong agent representation in Asia and plans to develop a broader network of agents in the coming year, as well as building its direct sales and marketing capabilities.

     The wireless  telecommunications industry consists of four primary sectors:
(1) wireless system integrators or infrastructure providers; (2) handset and end user terminal devices; (3) accessory items, including towers, cable, connectors etc.; and (4) the amplifying equipment sector. The Company's UltraTech products compete in the amplifying equipment sector.

     Several trends have affected the supply and demand for high power linear amplifiers in the global market. As recently as a few years ago, the global market was small and dominated by only two or three players. With the explosion in the growth of wireless technologies in the past five years, however, the smaller companies that supplied amplifiers to niche markets grew very quickly into large companies with very large overheads to sustain.

     While the high growth rates these companies have enjoyed over the past five years have allowed them to flourish financially, they have also made it more difficult for them to deal with the rapid pace of change in the second tier amplifier market. Management believes these changes in the marketplace create additional opportunities for the Company to provide quality products for specialty applications.

     The large, conventional amplifier suppliers will continue to deliver approximately 80% of the market, but a great opportunity exists for smaller and better-focused amplifier businesses to supply the non-captive or specialized markets that it is expected will prevail for many years to come.

UniLinx(TM) Wireless Data Communications Platform

     Based on its knowledge of intersection controllers acquired through development of its Sonem business, specifically the specialized computers that control the traffic signal lights, the Company developed a wireless communications device which it markets under the name UniLinx(TM). The UniLinx(TM) platform is a robust, highly adaptable product that can be extended into many applications with minimal re-design. UniLinx(TM) enables wireless connectivity between remote "smart" devices and the networks that facilitate the transmission of the data they provide. The mode of data delivery is the public wireless network routed through the Internet, using common Internet Protocol
(IP) standards. As each UniLinx(TM) device is linked to the Internet, it essentially becomes a gateway or portal to the Internet.

     UniLinx(TM) uses the Cellular Digital Packet Data ("CDPD") infrastructure. CDPD is a "data only" network that works within the current cellular service spectrum of selected wireless service providers. In essence, information (data) sent over the CDPD network is broken into small sections (or packets) and routed through the available, unused portion of an existing cellular voice network using technology similar to the sending of e-mail between computers.

     The Company's first UniLinx(TM) application was a UniLinx(TM) Wireless Intersection Communications Card ("UniLinx(TM) WICC") aimed at the traffic control market. The first sale of product to this market was to the Los Angeles Department of Transportation. The UniLinx(TM) WICC-based system allows traffic engineers to send and receive information to and from remote intersection controllers without the expense, delay and disruption associated with constructing a hard-wired connection. Traffic control applications are not limited to signal light controllers. Other traffic-related applications include ramp meters, traffic counters, roadside advisories, variable message signs and parking ticket dispensers.

     Due to the unusually slow sales cycle in this public sector market, the Company has begun exploring more commercially promising markets, such as POS (point of sale), specifically parking lot ticket vending machines, and industrial/SCADA (Supervisory Control And Data Acquisition) and telemetry markets.


                         PRODUCT RESEARCH & DEVELOPMENT

     The Company has recently augmented its research and development capabilities in the area of its Ultratech High Power Linear Amplifiers, with the addition of RF design engineers and the leasing of additional test and measurement equipment. The Company has and will continue to devote a large portion of its research and development resources towards next generation products, using leading edge design techniques and other progressive technologies.

     The Company's UniLinx(TM)-related research and development projects are focused on re-configuring UniLinx(TM) to address a number of non-intersection remote instrument wireless data applications. Decisions to move forward and commercially develop new UniLinx(TM) applications will be based on the available market size of any potential application, as well as the Company's ability to attract a strong marketing partner for each application.

     The Company spent $ 880,818 on research and development in 2000 and $ 502,643 in 1999.

                                SALES & MARKETING

     The Company plans to build strategic alliances and partnerships to create a network of distributors and original equipment manufacturers to extend the Company's position in the wireless communications market.

     The Company sells its high power linear RF amplifiers primarily through sales agent channels and on-site visits with its customers. The majority of UltraTech amplifier sales to date have been in South Korea through one agent. The agent is under contract with the Company for sales commissions, and has been granted a significant number of options (vesting over three years) in the Company's stock as a longer-term incentive.

     The Company intends to expand its marketing efforts to include North America and Europe. Initial sales have already been made in North America and appearances will be made at industry trade shows in order to get the Company name and brand in front of the wireless network infrastructure market.

     An experienced vice-president of Marketing has been hired for the UltraTech products, joining the vice-president of Sales, and marketing activities have begun. Short term marketing efforts will focus on two areas to expand sales: direct sales and channel development. Direct sales activities will target the large "tier one" suppliers of base transceiver station (BTS) equipment. The Company's positioning will be built around its ability to quickly turn out specialty product to high standards, with the several thousand installed units in Korea providing needed credibility for technical and manufacturing capabilities,

     Channel development activities will focus on sales representatives following closely the model already working in Korea, that is, to contract with agents who are currently representing manufacturers of complementary products, selling to system integrators of cellular, PCS and related wireless transceiver equipment.

     A third, longer-term component of the Company's marketing strategy for the UltraTech RF amplifier products is to align with developers of new technologies in the RF marketplace to keep current with technical advances and position as key supplier to the innovators. Several organizations with exciting technologies have been identified and/or are currently being worked with.

     The Company markets its UniLinx(TM) traffic applications through strategic alliances with two of North America's largest manufacturers of traffic controllers, Safetran Traffic Systems Corporation ("Safetran") of Colorado Springs, Colorado and Peek Traffic Systems Inc. ("Peek") of Tallahassee, Florida. Under its marketing agreement with Safetran, Safetran has the exclusive North American rights to distribute UniLinx(TM) for use in Model 170-type traffic controllers. Safetran is a leading manufacturer of Model 170-type traffic controllers. Under its distribution agreement with Peek, Peek has the exclusive North American rights to distribute UniLinx(TM) for NEMA-type traffic controllers. Peek is a leading manufacturer of NEMA-type traffic controllers. Copies of the agreements with Safetran and Peek were filed with the Company's Form 10-SB, as amended, filed December 14, 1999, as Exhibits 6.2 and 6.3 respectively.

     The Company provides the necessary training and market support to facilitate sales, while its partners handle the selling and service duties in the traffic-related markets. The Company plans to continue to build strategic alliances and partnerships to create a network of distributors and original equipment manufacturers to extend the Company's position in other markets.

     An Industrial Sales Manager has been hired to develop UniLinx sales and channel partners in the industrial, SCADA and telemetry markets. Target segments include pipelines, water supply systems, wastewater collection and treatment systems, and general industrial controls.

     The Company's marketing partnership with AT&T Wireless Systems is beginning to bear fruit in the form of leads for wireless connectivity throughout North America. Under this program, the Company participates in regional and national trade shows with AT&T, targeting all users of the CDPD carrier services that AT&T deploys, and UniLinx uses as its communications infrastructure.

     Positioning of UniLinx for the industrial markets - including transportation - is built around its "ruggedness" and suitability for industrial applications, as well as the unique capabilities built in to suit the market (specifically, on-board battery backup, built-in I/O capabilities, support for common industrial protocols, and a higher level of security and reliability than competing wireless products can offer).

     Some of these capabilities make the UniLinx a candidate for some POS (point of sale) applications, particularly remote devices such as parking ticket dispensers and other types of kiosks which must process credit cards, and those markets are also being actively investigated.


                            MANUFACTURING & SUPPLIERS

     The Company subcontracts its digital electronics manufacturing to qualified companies with a history of quality assurance. This minimizes the need for capital expenditures related to electronics manufacturing facilities, minimizes staff and uses specialists in each stage of manufacturing. All enclosure metalwork and painting is also subcontracted. Alternate contract manufacturers are available, should any of its existing contract manufacturers cease providing services to the Company. RF circuitry is assembled and tested in-house, as is all final assembly, integration, configuration, tuning and final testing.

     The principal raw materials used in the production of the Company's products are mostly standard electronic, plastic and hardware components. The Company has, from time to time, experienced difficulties in obtaining raw materials and reduces supply risk by using alternate suppliers.


                                   COMPETITION

     Two sizes and types of players characterize the RF amplifier business: (1) large-scale manufacturers with anywhere from $100,000,000 to $500,000,000 in annual sales, specializing in large volume production runs and mainstream type products; and (2) smaller companies with anywhere from $1,000,000 to $30,000,000 in annual sales, specializing in custom order markets. The large and dominant RF amplifier companies are Powerwave

Technologies Inc. ("Powerwave"), Spectrian Inc. ("Spectrian"), and Microwave Power Devices Inc. ("MPD"). MPD was recently purchased by Ericsson. The dominant smaller companies are Amplidyne Inc. ("Amplidyne"), Stealth Microwave Inc. ("Stealth") and AML Communications ("AML").

     Powerwave, located in Irvine, California, is an independent supplier of RF high performance amplifiers that it designs and manufacturers for the multi-carrier ultra-linear high power RF amplifier market. These types of amplifiers are key components in wireless communications networks such as Cellular and PCS (Personal Communications Services). Powerwave is also the leading supplier of RF amplifiers for the Land Mobile Radio ("LMR") market. More than 50% of Powerwave's $500,000,000 + annual revenue comes from Nortel Networks.

     Spectrian, located in Sunnyvale, California, is also a leading supplier of ultra-linear high power RF amplifiers to wireless communications infrastructure manufacturers and service providers worldwide. Spectrian designs and manufactures power amplifiers for use in microcell and macrocell base stations for cellular, PCS and wireless local loop.

     MPD, located in Hauppauge, New York, designs, manufactures, and sells linear power amplifiers, and related subsystems to the worldwide wireless telecommunications market. These single and multi channel amplifiers, which are an essential component in wireless base stations, increase the power of the radio frequency and microwave signals with low distortion. In addition, MDP also designs amplifiers for the satellite communications market and medical applications. As Powerwave is linked to Nortel Networks, it is assumed that MPD will likely be the prime supplier of amplifiers to Ericsson's network products.

     Amplidyne, located in Somerset, New Jersey, designs, manufactures and sells ultra-linear power amplifiers and related subsystems to the worldwide wireless telecommunications market. These single and multi-carrier linear power amplifiers, which are key components in cellular and PCS base stations, utilize a patented pre-distortion technique.

     Stealth, located in Trenton, New Jersey, designs and manufactures single channel amplifiers for the cellular market and are trying to penetrate the PCS bands with newer technology.

     AML, located in Camarillo, California, designs and manufactures high power linear amplifiers for cellular, PCS and satellite markets. ADL also is involved in the design and manufacture of low noise amplifiers.

     Presently, management believes that there are no direct competitors to the Company's CDPD-based UniLinx products for traffic control. Indirect competitors fall in three main categories: (i) Other wireless solutions, (ii) Wireline solutions provided by the telephone companies, which are the most common form of intersection communication, and (iii) Wireline solutions provided by a municipality.

                             INTELLECTUAL PROPERTY

Copyrights

     The Company has a copyright in Canada on its wireless protocol and has registered it with the Canadian Intellectual Property Office.

Trade Marks

     The Company registered the trade marks "We Hear the Future Now(R)," "Sonic Solution(R)," and "Sonic Systems Corporation(R)" with the Canadian Intellectual Property Office in 1997. The Company has also been using the unregistered trade mark "SONEM 2000(TM)" since 1997, but did not register it at the time due to resource constraints. As a result of the sale of its Sonem division, the Company does not intend to formally register this trade mark. The Company is also using the unregistered trade marks "Unity Wireless(TM)" and "UniLinx(TM)". The Company intends to register these marks in the U.S., Canada and, possibly, other countries.

     The Company's Sonem business was sold on October 6, 2000, to Traffic Systems LLC ("Traffic Systems"), an Arizona limited liability corporation owned 37% by UW Systems and 63% by one of the Sonem contractors of UW Systems. The sale took place pursuant to an Asset Purchase Agreement (the " Sonem Asset Purchase Agreement"). The US and Canadian siren detector patents and trade marks related to the Sonem business of the Company, except for the trade mark Sonic Solution(R), were licensed on an exclusive basis to Traffic Systems under the Sonem Asset Purchase Agreement. All rights to the trade mark Sonic Solution(R) were sold to Traffic Systems under the Sonem Asset Purchase Agreement.

Patents

     The Company does not have any patents with respect to its Ultratech or UniLinx(TM) technologies. The Company has an immaterial residual interest in several patents associated with the Sonem technology, substantially all of which it has agreed to transfer to Traffic Systems under the Term Sheet.


                           SERVICE & PRODUCT WARRANTY

     The Company offered a standard warranty on its Sonem products covering parts and labor for a fixed period, either 1 year, 2 years or 5 years, depending on the product and application. The Company's warranty obligations for its Sonem products were assumed by Traffic Systems under the Sonem Asset Purchase Agreement. The Company offers a standard warranty of one year on parts and labor from date of shipment on its UniLinx(TM) products and Ultratech amplifiers. In some cases, a warranty period of two years may be negotiated. For instance, the sale of Ultratech amplifiers into Korea to date typically have a two year warranty.

     The Company will repair units under warranty at its cost and return freight prepaid back to the customer. A repaired unit will be warranted for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

     The Company's warranties specifically exclude all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use, or inability to use, the warranted products. The warranties are void if the product has been improperly installed, subjected to abuse or negligence, or tampered with. State and other laws may limit the Company's ability to limit its liability or exclude certain types of damages.


                              GOVERNMENT REGULATION

Ultratech Amplifiers

     Ultratech RF power amplifiers are sold as components which form part of larger systems, which are tested for FCC compliance at the system level, by the manufacturer or integrator of the system equipment. The Company does not test its amplifier products for compliance at the component level.

UniLinx(TM)

     The Company may be required to obtain regulatory approvals in the U.S. and other countries before the sale or shipment of products. In some of these jurisdictions, such requirements may be more stringent than in the U.S. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

     In  general,   regulatory   certifications  of  interest  fall  into  three
categories: Safety, Usability and Spectrum Control.

     Safety regulation standards include U/L (Underwriter Laboratories) and CSA (Canadian Standards Association) in North America, and CE (European standard specification) in Europe. These sets of regulations specify strict safety requirements for products. The Company's UniLinx(TM) products are currently designed to U/L and CSA specifications.

     Useability regulations include, in North America, both NEMA (National Electrical Manufacturers Association) and CalTrans regulations. NEMA is a functional specification, including operating environment (temperature range, humidity, shock and vibration, etc.) for equipment in NEMA-style traffic controller markets; CalTrans is a hardware compatibility specification for equipment operating in CalTrans-style traffic controller cabinets. Other useability requirements may need to be met in jurisdictions outside North America. The Company has tested its products to, and met, both NEMA and CalTrans equipment specifications.

     Spectrum  control is  regulated  by the Federal  Communications  Commission
(FCC) in the U.S. and by the Department of Communications (DOC) in Canada. These agencies allocate and regulate the use of bandwidth in the electromagnetic spectrum, covering all wireless communications equipment, as well as any electrical or electronic equipment, which may radiate electromagnetic energy, which could interfere with other equipment. Other spectrum control requirements may need to be met in jurisdictions outside the U.S. and Canada. Manufacturers are responsible for ensuring their products comply with these regulations.

     UniLinx(TM) has been tested and shown to meet or exceed FCC requirements under Part 15, as a Class A "Industrial Equipment" device.

                             MANAGEMENT & EMPLOYEES

     The Company's senior management team has proven experience in exploiting technologies in emerging markets and the Company's technical team is proficient in wireless technologies. Employees and management have a commitment to help create and, in turn, share in the success potential of the Company. Currently each holds stock and/or options with future vesting dates to encourage continued commitment and focus for several years. As of March 15, 2001, the Company had 25 full-time employees and 5 contract or part-time employees. The employees are not represented by a collective bargaining agreement and the Company considers its relationship with its employees to be good.


                               RECENT DEVELOPMENTS

Sale of Sonem Business

     The Company was founded to commercialize a new acoustic technology for providing traffic signal preemption for fire engines, ambulances and police vehicles. Based on its knowledge of intersection controllers gained in the traffic signal preemption business, specifically the specialized computers that control the signal lights, the Company developed its "UniLinx(TM)" technology. With further development of the UniLinx(TM) technology, management came to believe that the Company's Sonem business should be de-emphasized in favour of a focus on UniLinx(TM) and other wireless technologies.

     In keeping with this change in focus, the Company's Sonem business was sold on October 6, 2000, to Traffic Systems LLC, an Arizona limited liability corporation owned 37% by UW Systems and 63% by one of the Sonem contractors of UW Systems. The sale took place pursuant to the Sonem Asset Purchase Agreement among UW Systems, Traffic Systems and others, incorporated by reference to
Exhibit 2.1 of the Company's report on Form 8-K filed with the SEC on October 23, 2000. Under the Sonem Asset Purchase Agreement, UW Systems licensed substantially all of its Sonem patent rights to Traffic Systems (on an exclusive world-wide basis) and Traffic Systems covenanted to commercialize and sell the Sonem technology. In addition to its equity interest in Traffic Systems, UW Systems is entitled to receive $2,000,000 from the gross profits of Traffic Systems. UW Systems also agreed to assist Traffic Systems in the transition of the Sonem business, by providing limited technical, consulting and financial support.

     Although Traffic Systems agreed under the Sonem Asset Purchase Agreement to assume the warranty obligations of UW Systems for Sonem products already installed, UW Systems was required to advance the costs of such obligations, with repayment to come from the gross profits of Traffic Systems. The Company believes that the costs of such obligations in the future may be substantial, and has preliminarily agreed, pursuant to a term sheet dated January 31, 2001, that these obligations will be assumed by Traffic Systems in consideration of UW System's transfer of its equity interest in Traffic Systems and the Company's residual interest in the Sonem patents. The Term Sheet is incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed with the SEC on February 16, 2001.

     The foregoing is only a summary of the terms of the Sonem transactions, and by its nature does not contain all of the terms thereof. Investors are directed to the complete Sonem Asset Purchase Agreement and the complete Term Sheet, which are exhibits to this Form 10-KSB.

Acquisition of Ultratech

     Also as part of its strategy to focus on wireless technologies, the Company acquired Ultratech Linear Solutions, Inc., of Burnaby, British Columbia, Canada, in a share purchase transaction that completed on November 16, 2000. Ultratech is a wireless communications technology designer, developer and marketer specializing in high power linear RF amplifiers. In consideration of the Ultratech shares, the Company paid to the shareholders of Ultratech Cdn.$72,000 ($48,000) on account of shareholder loans and issued 700,000 shares of the common stock of the Company. The Company had loaned Cdn.$300,000 ($200,000) to Ultratech before closing.

     The foregoing is a summary only of the terms of the Ultratech acquisition, and by its nature does not contain all the terms thereof. Investors are directed to the complete Share Purchase Agreement, which is an exhibit to this Form 10-KSB.

Disposition of Integration Services Business

     To complement internally developed Sonem technology, the Company had formed wholly-owned Unity Wireless Integration Corporation (and its wholly owned subsidiary Unity Wireless Integration (S) Pte Ltd.) to pursue alliances, licensing agreements and marketing partnerships in the ITS (intelligent transportation systems) and communications markets. In order to better focus on its new high power linear amplifier business, the Company sold UW Integration to Lyma Sales & Management Corp. ("Lyma"), a British Columbia, Canada company wholly owned by Siavash Vojdani, a former officer and director of the Company, on December 30, 2000. The sale took place pursuant to an Asset Purchase Agreement (the "Integration Asset Purchase Agreement") among UW Integration, the Company and Lyma and dated December 30, 2000, which is incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K filed with the SEC on January 16, 2001.

     The foregoing is only a summary of the terms of the UW Integration transaction, and by its nature does not contain all of the terms thereof. Investors are directed to the complete Integration Asset Purchase Agreement, which is an exhibit to this Form 10-KSB.

Change of Auditor

     As of January 1, 2001, the Company engaged KPMG LLP to serve as its independent auditor. The Company had previously used the services of Ernst & Young LLP. The Company filed a Form 8-K with respect to its change in auditors on January 24, 2001.


Item 2. Description Of Property

     The Company currently leases 11,425 square feet of office, research and development, and production space on a triple net basis at 7438 Fraser Park Drive, Burnaby, British Columbia, Canada. The lease has a five-year term expiring on August 31, 2005, with an option to renew for an additional three-year term. Minimum basic rental rates are as follows:

     (a)  years 1 and 2 - Cdn $10.00 per square foot per annum;

     (b)  year 3 - Cdn $10.25 per square foot per annum; and

     (c)  years 4 and 5 - Cdn $10.50 per square foot per annum.

     For its head office, the Company shares space with a compatible business located at 10900 NE 4th Street, Suite 2300, Bellevue, WA.

     The Company does not currently maintain any investments in real estate, real estate mortgages or persons primarily engaged in real estate activities, nor does it expect to do so in the foreseeable future.


Item 3. Legal Proceedings

     The Company, along with Sonic Systems Corporation and M&M Realty Incorporated, has been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation ("IGF"). The action is dated January 5, 2001. The Plaintiff alleges it has options to purchase 500,000 shares at an alleged exercise price of $1.00 per share, plus unspecified damages. The Company disputes the allegations and is defending the claim vigorously.

     No trial date has been set. No Examinations for Discovery have been conducted or are even set down. The matter is at a very preliminary stage.

     It is the Company's view that the claim has little, if any, merit and does not expect the proceeding to have any material adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000 and the quarter ended March 31, 2001.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the over-the-counter or "Bulletin Board" market under the symbol "UTYW." Between February 6, 1999 and August 17, 2000, the common stock traded under the symbol "ZSON." Before February 6, 1999, the common stock traded under the symbol "MMIM." The following comprises the high and low bid prices for the Company's common stock as of the end of each period indicated since March 31, 1999 (the stock was not "publicly traded" before December 31, 1998), unless otherwise indicated:

Period                                                    High                                   Low
                                                          Bid                                    Bid
------                                                   ------                                -------
                                                                        `
January 1 - March 31 1999..............                  3.3125                                0.0000
April 1-June 30 1999...................                  3.0000                                0.8750
July 1 - September 30 1999.............                  1.0625                                0.4375
October 1 - December 31 1999...........                  1.1875                                0.3750
January 1 - February 9 2000............                   1.27                                  0.89
February 10 - April 27 2000*...........      6.25 (No Bid/Ask - High Trade)        0.9000 (No Bid/Ask - Low Trade)
April 28 - June 30 2000................                   4.50                                 1.0625
July 1 - September 30 2000                                1.90                                  1.16
October 1 - December 31 2000                              1.53                                  0.37

Source: Nasdaq Trading & Marketing Services
---------------------
* The common shares of the Company were traded on the National Quotation Bureau "Pink Sheets" from February 10, 2000 until April 27, 2000 and therefore high and low bid information is not available during this period.

     Over-the-counter  market  quotations  reflect  inter-dealer  prices without
retail  mark-up,  mark  down  or  commission,   and  may  not  represent  actual
transactions.

     As of February 9, 2001 there were approximately 175 holders of record of the Company's common stock. The Company has never declared a cash dividend on its common stock.

                     RECENT SALES OF UNREGISTERED SECURITIES

     On approximately December 4, 1998, the Company completed a private offering to accredited investors under Rule 504. The Company issued 7,500,000 common shares in consideration of gross proceeds of $975,000. No underwriting discounts were given or commissions paid.

     On December 11, 1998, in connection with the acquisition of UW Systems, the Company issued a total of 11,089,368 common shares to the shareholders of UW Systems, who were non-U.S. persons, residing outside of the U.S., or accredited investors, pursuant to Rule 903 of Regulation S and Rule 506 of Regulation D. The acquisition transaction occurred outside of the U.S. The consideration received by the Company was all of the issued stock of UW Systems. No underwriting discounts were given or commissions paid.

     In May/June 1999, the Company issued 6,500 shares to a non-U.S. person, residing outside of the U.S., in payment of $13,000 owing by Unity Systems to the person. No underwriting discounts were given or commissions paid.

     In the period July to October 1999, the Company completed an offering under Regulation S, as contemplated by the acquisition agreement with UW Systems. The sale was to a non-U.S. person, residing outside of the U.S., and took place outside of the U.S. The Company issued 500,000 shares in consideration of gross proceeds of $1,500,000. The Company paid $150,000 in commission.

     In November 1999, the Company completed a private offering under Regulation S to a non-U.S. person, residing outside of the U.S. The Company issued 350,000 common shares in consideration of gross proceeds of $175,000. No underwriting discounts were given or commissions paid.

     In December 1999, the Company completed a private offering under Regulation S to a non-U.S. person, residing outside of the U.S. The Company issued 142,857 common shares in consideration of gross proceeds of $100,000. No underwriting discounts were given or commissions paid.

     In April 2000 the Company issued common shares to non U.S. persons, residing outside of the U.S., in partial settlement of debts owed by Unity Systems to such persons. The Company issued 65,000 shares in consideration for $117,968 of debt forgiveness. No underwriting discounts were given or commissions paid.

     In April 2000 the Company completed an equity financing through a private offering under Regulation D and Regulation S of the Securities Act. The Company accepted subscriptions for 3,850,000 units resulting in gross proceeds of $5,775,000. Each unit consisted of one share of common stock and one non-transferable, callable warrant to purchase one share of common stock at an exercise price of $3.25. The warrant is exercisable for up to 18 months from closing, unless earlier called by the Company. The Company may call the warrants for exercise at any time after the average of the bid-ask prices or closing prices, as applicable, for the Company's common stock has equaled or exceeded $5.00 for at least ten consecutive trading days. If determined by the Board of Directors of the Company that it would be in the best interests of the shareholders of the Company, and if any underwriter or underwriters of the Company's securities determine, in their discretion, that it would be in the best interests of the Company, the Company has agreed it will use its reasonable efforts to cause the shares comprising the units to be included in a registration statement under the Securities Act, at such time as such registration is reasonably practicable for the Company to accomplish. The Company also agreed it will use its reasonable efforts to maintain the effectiveness of any such registration statement for at least one year after the Closing of this offering. This registration statement is being filed pursuant to that agreement. The Company issued 285,000 shares as commissions or fees to qualified persons.

     On August 15, 2000, the Company issued 15,000 shares of common stock to Doug Stewart in return for consulting services valued at approximately $22,500. The exemption from registration relied upon was Regulation S; the share recipient was a non-U.S. person, residing outside of the U.S.

     On August 15, 2000, the Company issued 18,000 shares of common stock to Hugh Notman in return for consulting services valued at approximately $26,900. The exemption from registration relied upon was Regulation S; the share recipient was a non-U.S. person, residing outside of the U.S.

     On November 16, 2000, the Company issued 700,000 shares of common stock in exchange for all the issued and outstanding securities of Ultratech Linear Solutions Inc. ("Ultratech"), as described in the Ultratech Share Purchase Agreement. Pursuant to the Ultratech Share Purchase Agreement, the Company purchased the business of Ultratech as a going concern. The purchase price comprised $48,000 on account of shareholder loans and 700,000 shares of common stock of the Company. The Company had previously loaned Ultratech $200,000. The persons receiving shares of the Company in the transaction were as follows: John Roberston, Mirza Kassam,

Chris Neumann, Robert Fetherstonhaugh and Stirling Mercantile Corporation. The exemption from registration relied upon was Regulation S; the share recipients were all non-U.S. persons, residing outside of the U.S.

     On December 4, 2000, the Company issued 25,000 shares of common stock to 3OE Enterprises Inc. ("3OE") in return for consulting services rendered by 3OE, as provided under the Consulting Agreement (the "Consulting Agreement") between the Company and 3OE dated August 1, 2000. The consulting services did not have an agreed value; the shares were to be issued to 3OE upon the achieving of an agreed milestone. The exemption from registration relied upon was Regulation S; the share recipient was a non-U.S. person, residing outside of the U.S., and the consulting services were performed outside the U.S.

     On December 15, 2000, the Company issued 171,428 shares of common stock to Mark Godsy in return for employment services rendered by Mr. Godsy as Chief Executive Officer and valued at $72,000. The exemption from registration relied upon was Regulation S; the share recipient was a non-U.S. person, residing outside of the U.S., and the services were performed outside the U.S.

     On December 15, 2000, the Company issued 25,000 shares of common stock to Jong Kil Kim in return for consulting services rendered by Mr. Kim and valued at $10,500. The exemption from registration relied upon was Regulation S; the share recipient was a non-U.S. person, residing outside of the U.S., and the services were performed outside the U.S.

     In addition to the 3,850,000 warrants issued under the April 2000 financing, the Company issued 500,000 warrants at an exercise price of $2.06 to Mueller & Company, Inc. and Ideas Inc. in July, 2000, which vest until July 2002 and expire in July 2003. The Company also issued 100,000 warrants at an exercise price of $2.06 to Crescent Communications Inc. which vest until April 2001 and expire in April 2005.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-KSB.

     The Company is in the business of designing, developing and manufacturing high power linear RF amplifiers and specialized communications products that use traditional wireless channels. Prior to the introduction of its RF communications products, the Company had designed, manufactured, and sold an acoustic-based traffic signal preemption system under the trade name "Sonem". The Sonem product accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. In view of the Company's strategic repositioning toward RF wireless products during 2000, the Company sold its Sonem business on October 6, 2000 (see Recent Developments, Sale of Sonem Business). Accordingly, revenue from acoustic products ended in the third quarter of 2000.

     Also in late 1999, the Company increased its marketing efforts in Asia, resulting in a contract in the first quarter of 2000 with the Transportation Management Systems division of Orbital Sciences ("Orbital"). Under the Orbital contract, UW Integration, through its wholly owned subsidiary, UW Singapore, provided systems integration support, warranty and maintenance services for the Automatic Vehicle Management System ("AVMS") to be delivered by Orbital and Sanyo Trading Company to Singapore Bus Services Ltd. Revenue from this contract started in the quarter ended June 30, 2000, and continued for the rest of the year. As the Company continued to refocus upon RF communication products, the Orbital contract was assigned to Lyma Sales & Management Corp. on December 30, 2000 (see recent Developments, Disposition of Integration Services Business), and therefore the Company has no further interest in any revenue resulting from the contract.

     In 1999 and 2000, the Company designed a specialized RF communication product with the trade mark "UniLinx", which it introduced commercially in the first half of 2000. This wireless IP (Internet Protocol) gateway was deployed in the traffic control market and the remote POS market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000 and continued for the rest of the year.

     On November 16, 2000 the Company acquired Ultratech Linear Solutions Inc. ("Ultratech"), a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry. The revenues from sales of Ultratech amplifiers from the company's inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. The Company received revenue from the sale of RF power amplifiers starting in the quarter ended December 31, 2000. Management expects that the Ultratech acquisition will have a significant positive impact on Company revenues in 2001 and beyond.

     The Company has incurred net losses since it became active in July 1995. Losses resulted from low initial sales of the Company's Sonem traffic signal preemption system, combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies. In 1998 and early 1999, the Company prepared for growth that was anticipated from increased Sonem sales volume through newly developed distribution channels. During this period expenses increased due to additional management and marketing expenses, and costs associated with the setup of an office in Seattle. In the first quarter of 1999 the Company also took advantage of volume pricing to build inventory in anticipation of these increased sales.

     In the first and second quarters of 1999, the Company did not achieve its desired sales volumes. In response, the Company deferred manufacturing of additional Sonem product, reduced expenses through elimination of telemarketing activities and restructuring of senior management positions, and moved the Seattle office to more economical space. In the second half of 1999, the Company focused engineering and development activities on wireless communication products for traffic control, in response to indications of strong demand in that segment of the transportation industry. Additional marketing costs were incurred as the Company prepared for market introduction of its UniLinx product, and traveled to Singapore to undertake negotiations in preparation for the Orbital agreement.

     Losses continued into 2000 as the Company's revenue from Sonem sales, and the later revenue from UniLinx and the Orbital contract, did not exceed expenditures for research and development, marketing, and general and administrative activities. In the first half of 2000 the Company became a reporting issuer, requiring additional expenditures on legal and accounting services. Also, up to the time of the sale of the Sonem product, the Company made further development expenditures on this product to improve performance and to reduce unit costs. Marketing and additional development costs were also incurred on the UniLinx product.

     With the completion of the Ultratech purchase, the discontinuance of the contract services (Singapore) business segment, and the ending of active participation in the Sonem product, the Company restructured its staff complement to adjust for the needs of higher manufacturing volumes and development activities for its RF power amplifier products. The Company also reviewed other costs and eliminated expenditures not directly required to implement its RF wireless focus. Given the effectiveness of Ultratech's existing distribution channels and the potential for increased amplifier sales as the Company introduces these products in U.S., European, and additional Asian markets, management believes that losses from operations will diminish and be eliminated as the Company advances its business plan into 2000 and beyond.


Results of Operations

(All amounts are in US dollars unless otherwise stated)

Years Ended December 31, 2000 and 1999

     Net Sales in fiscal 2000 increased by 258%, or $518,845, to $720,162 from $201,317 in 1999. This increase was due to net sales during 2000 of $474,003 from RF amplifiers between November 16 and December 31, 2000, and net sales of $125,422 from the UniLinx product in the second, third, and fourth quarters of 2000. There were no sales of RF amplifiers nor UniLinx product in 1999. Net sales of the Sonem product up to the date of the sale of the Sonem business on October 6, 2000, decreased by $80,580 compared to fiscal year 1999.

     Cost of goods sold in fiscal 2000 increased by 339%, or $1,372,477, to $1,776,883 from $404,406 in 1999. The increase was due to cost of goods sold of $364,422 from sales of RF amplifiers, $191,331 from sales of the UniLinx product, and an increase of $816,722 from the Sonem product up to the date of the sale of the Sonem business on October 6, 2000. The cost of goods sold of the Sonem product increased despite the decrease in Sonem sales due to additional payments to Traffic Systems on sale of the business, consulting fees, the writedown of the Sonem inventory by $302,549, and additional warranty expense of $599,752 relating to the increased warranty accrual. The gross margin for RF amplifiers was positive, which reflected the Company's acquisition of a going concern business. The gross margin for the UniLinx product was affected by introductory pricing and higher initial unit manufacturing resulting from low unit volumes. Stock compensation was insignificant at $354.

     Research and development expenses in fiscal 2000 increased by 75%, or $378,175, to $880,818 from $502,643 in 1999. This increase was primarily due to increased R&D activities on the UniLinx product to add connectivity features and adapt the design for POS applications, compared to initial product research expenses incurred in 1999, and additional development of the Sonem product to improve effectiveness and to reduce unit manufacturing cost. $238,655 of the increase was attributable to stock compensation expense resulting from the granting of stock options.

     Sales and marketing expenses in fiscal 2000 increased by 45%, or $203,429, to $659,814 from $456,385 in 1999. In 2000, sales and marketing expenses increased primarily due to UniLinx activities, which increased due to business development initiatives throughout wider regions of the U.S., market research into new product applications, and attendance at trade shows. Additionally, sales and marketing expenses of $10,745 were incurred in the Ultratech power amplifier business between acquisition of the business on November 16, 2000 and the end of the fiscal year. $88,766 of the increase was attributable to stock compensation expense resulting from the granting of stock options.

     Exchange loss (gain) increased by $293,218 to $196,825 from ($96,393) in 1999 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in fiscal 2000 increased by 112%, or $1,030,451, to $1,952,469 from $922,018 in 1999. The increase is due primarily to $334,902 in additional salary and consulting costs, $118,096 in additional accounting and legal expenses due to the costs of becoming a reporting issuer, increases of $107,160 in investor relations expenses, and $45,861 in staff placement fees. $354,426 of the increase was attributable to stock compensation expense resulting from the granting of stock options and warrants.

     The writedown of assets and investment of $581,800 in 2000, compared to $nil in 1999, resulted from the writeoff of the Company's investment in Traffic Systems of $150,000, and the writeoff of Sonem patents of $431,800.

     Interest income increased by 1330%, or $118,603, to $127,523 from $8,920 in 1999. This increase results primarily from interest earned on the proceeds from the April, 2000 financing. Total interest and other income in 1999 was $10,113.

     Loss from discontinued operations in fiscal 2000 increased to $55,632, to $55,632 from $nil in 1999. This loss was incurred in connection with the sale of Unity Wireless Integration.

Years Ended December 31, 1999 and 1998

     Sales in fiscal 1999 decreased by 35%, or $106,451, to $201,317 from $307,768 in 1998. This decrease was due in part to a higher level of sales of the Company's Sonem traffic signal preemption system in the fourth quarter of 1998, caused by an increased marketing effort in that quarter. In the third and fourth quarters of 1999, the Company did not increase marketing effort, primarily due to cash constraints, resulting in lower sales performance for the fiscal year 1999 over that of fiscal 1998.

     Cost of goods sold in fiscal 1999 decreased by 23%, or $121,254, to $404,406 from $525,660 in 1998. During the first quarter of 1999 the Company increased production in anticipation of higher sales of its Sonem 2000 traffic signal priority system. However, as it became evident that these sales would not materialize at the expected levels, production was severely reduced and then stopped altogether. Inventory increased as the result of both the first quarter production activity and the ordering of parts that were expected to be needed in the second quarter. Production department direct labor and overhead expenses were capitalized to finished goods inventory, which led to the decrease in production expenses charged against income.

     Research and development expenses in fiscal 1999 increased by 103%, or $254,451, to $502,643 from $248,192 in 1998. In the second, third, and fourth quarters of 1999 the Company responded to a growing market interest in wireless communication products in the traffic industry by accelerating development of its UniLinx(TM) traffic controller communication product. In addition, a Canadian refundable investment tax credit, which had financed $93,048 of $341,240 in gross research and development expenditures in 1998, was no longer refundable to the Company in 1999 in view of the Company's change in status following the December 11, 1998 acquisition. Also, Government grants decreased by $9,663 to $34,079 in 1999, compared to $43,742 in 1998. At the end of fiscal 1999, $28,487 of the total of $122,501 approved in the governing contribution agreement was still available to be claimed.

     Marketing expenses in fiscal 1999 increased by 18%, or $69,711, to $456,385 from $386,674 in 1998. As part of an initiative to achieve higher sales of its traffic signal priority product, the Company hired two additional sales managers in October 1998 and April 1999. In addition, the Company hired a business development executive in April of 1998 to pursue opportunities for new and existing products in the ITS industry and in international markets. Marketing and business development effort was curtailed in the fourth quarter of 1999 as the Company directed limited cash resources toward research and development of wireless products for the transportation industry, which had shown indications of strong demand in the second half of 1999.

     General and administrative expenses in fiscal 1999 increased by 10%, or $88,411, to $982,998 from $894,587 in 1998. During this period, the Company incurred higher accounting, legal, contract services, and travel costs related primarily to the pursuit of new financing and its status as a U.S. reporting company.

     Accounting and legal costs rose by $136,481, travel by $64,761, and contract services by $34,114. Employment expenses decreased by $211,896 due primarily to the higher level of management incentive awards in 1998. In addition, the Company opened an office in Seattle in April 1999, which was subsequently relocated to more economical space in August, 1999.

Liquidity and Capital Resources

     Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Sales of the Company's current and earlier versions of its Sonem traffic signal priority product, and sales of its UniLinx product, have provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at December 31, 2000 of $10,732,275. During the year ended December 31, 2000 the Company incurred a loss of $5,318,633 (1999 - $2,025,101) and used cash from operations of $3,097,829 (1999 - $1,760,306).
Operations to date have been primarily financed by equity.

     The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The auditor's report on the December 31, 2000 consolidated financial statements includes an explanatory paragraph that states that as the Company has suffered recurring losses from operations, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Consolidated Statements of Cash Flows shows the change in cash position to December 31, 2000 from December 31, 1999 for the Company's business other than Ultratech, and from November 16, 2000 for the Ultratech business. The assets, liabilities, and goodwill assumed with the Ultratech acquisition on November

16, 2000, and the shares issued in consideration of this acquisition, are therefore excluded from the Consolidated Statements of Cash Flows as they reflect events prior to this acquisition.

     During 2000, the Company's cash position increased by $1,969,114 to $2,002,084 on December 31 from $32,970 on December 31, 1999. Net cash used in operating activities was comprised of a loss from continuing operations of $5,263,001 during the year, partially offset by non-cash charges including a writedown of assets and investment of $581,800, shares issued for services of $143,140, stock-based compensation of $682,201, and an increase in product warranty of $554,211. Other non-cash working capital changes included accounts receivable and government grant receivable, which increased by $146,824 primarily due to letters of credit in payment of late December Ultratech sales, which had not cleared on December 31, 2000. The investment tax credit receivable of $123,245 for 1998 scientific research and experimental development was repaid in early 2000. The inventory decrease of $27,224 was primarily due to the writedown of $302,549 in Sonem inventory, partially offset by an increase of $192,462 from Ultratech operations between November 16 to December 31, 2000. Accounts payable and accrued liabilities decreased by $109,129, net of the effect of the elimination of the Ultratech accounts payable on November 16, 2000, primarily due to the higher level of trade accounts payable that was carried by the Company on December 31, 1999, prior to its major financing in April, 2000.

     The Company's investing activities in 2000 amounted to $510,957, of which $200,941 was attributable to increased purchases of computing hardware for new staff, new accounting software and hardware, tenant improvements and furniture purchases related to the relocation of the Vancouver office to Burnaby in the third quarter of 2000, and new production equipment from the Ultratech acquisition. Also listed under investing activities is the $314,990 cash and cash equivalents component of the Company's disposition of its investment in Unity Wireless Integration.

     In April 2000 the Company completed an equity financing through a private offering under Regulation D and Regulation S of the Securities Act. The Company accepted subscriptions for 3,850,000 units resulting in gross proceeds of $5,775,000. The Company issued 285,000 shares as commissions or fees to qualified persons. See Recent Sales of Unregistered Securities.

     Other financing activities include an increase in the bank overdraft due to cheques outstanding at December 31, 2000; a decrease in loans payable by $49,603, net of the effect of the elimination of the Ultratech accounts payable on November 16, 2000, arising from the conversion of the ASI loan, and from further reductions in the Royal Bank loan, and an increase of $204,434 in a loan receivable due to an advance made to Cobratech Industries Inc. Additionally, $100,000 was pledged as security for the Royal Bank loan primarily to reduce the interest rate payable.

     Other than operating loan commitments, the Company has no material commitments, including capital commitments, outstanding at December 31, 2000.


INFLATION

     The Company does not believe that inflation has had a significant impact on its consolidated results of operations or financial condition. However, the Company has recently experienced some significant price increases for certain components that are used in the wireless industry.

Item 7.  Financial Statements

     Information with respect to this Item is set forth in the "Index" to Consolidated Financial Statements on Page F-1.

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure.

     Ernst & Young LLP ("E&Y") was dismissed from its position as the certifying accountant of the registrant on December 31, 2000. KPMG LLP ("KPMG") was appointed the new certifying accountant of the registrant on the same day.

     E&Y's report on the financial statement for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the report on the 1998 financial statement, which contained an explanatory paragraph (after the opinion paragraph) that stated the Company's recurring losses from operations raised substantial doubt about its ability to continue as a going concern. The 1998 financial statements did not include any adjustments that might result from the outcome of this uncertainty. The report on the 1999 financial statement did not contain any such explanatory paragraph as to uncertainty.

     The decision to change accountants was approved by the board of directors of the Company pursuant to a consent board resolution dated December 31, 2000. The Company has an audit committee, but the decision to change accountants was not considered by this committee.

     During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     KPMG was engaged as the new principal accountant of the Company to audit the Company's financial statements. The date of engagement was December 31, 2000.

PART III

Item 9. Directors And Executive Officers, Promoters, And Control Persons

     The directors, executive officers, and significant employees of the Company and significant employees of its subsidiary, Unity Wireless Systems Corporation ("UW Systems"), are as follows:

NAME                            POSITION
----                            --------
Mark Godsy                      Director and Chairman of Board of Directors of the Company
                                Director and Chairman of Board of Directors of UW Systems
John Robertson                  Director, President and Chief Executive Officer of the Company
                                Director, President and Chief Executive Officer of UW Systems
Roland Sartorius                Director, Chief Financial Officer and Secretary of the Company
                                Director, Chief Financial Officer and Secretary of UW Systems
Thomas Dodd                     Director and Senior Vice President of the Company
                                Director and Senior Vice President of UW Systems
Ken Maddison                    Director of the Company
Robert Kubbernus                Director of the Company
Lewis Sabounghi                 Director of the Company
John Anderson                   Director of the Company
Norman Dowds                    Executive for Strategic Planning & Business Development


     Mark Godsy-Age 46. Mr. Godsy is a Director and the Chairman of the Board of Directors of the Company and UW Systems. He previously served as a Director and the Chairman of the Board of Directors of UW Systems from May 1993 to November, 1998, and as the Secretary of UW Systems from May, 1993 to July, 1995, and from May, 1997 to November, 1998. Mr. Godsy was also Chief Executive Officer of the Company from February 2000 until November 17, 2000. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both leading Canadian biotechnology firms. Mr. Godsy's responsibilities included building executive management teams, coordinating corporate finance activities and strategic positioning. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

     John Robertson-Age 49. Mr. Robertson is a Director of the Company and the Chief Executive Officer of the Company and of UW Systems. His term as Director of the Company runs until the next annual meeting of shareholders unless earlier terminated. Mr. Robertson has over 18 years experience in the telecommunications industry with both public and private companies. He has held senior executive positions with Glentel, Glenayre Communications and Uniden Canada. Mr. Robertson was instrumental in Glentel's increase in annual revenues from $9 million to over $40 million, in addition to leading the restructuring of related company Glenayre Communications. At Uniden Canada, his leadership resulted in over $32 million in annual revenues. Throughout his career, Mr. Robertson's experience in all levels of management, operations, finance, sales and marketing, have been continually proven. Recently, he founded Ultratech Linear Solutions in mid-1999 achieving over US$3 million in revenue before being acquired in November 2000 by Unity Wireless.

     Roland Sartorius-Age 48. Mr. Sartorius is a Director of the Company and the Chief Financial Officer and Secretary of the Company and of UW Systems. His term as Director of the Company runs until the next annual meeting of shareholders unless earlier terminated. Mr. Sartorius has over 12 years experience in the position of Chief Financial Officer in several public and private multinational entities. Most recently, he was based in Switzerland and held the same position with a private equity/venture capital firm managing several significant equity funds, exceeding Sfr 100 million, with investments in various European and North American technological/industrial companies. His focus has been in the areas of corporate finance, strategic planning, financial reporting and controls, international tax planning, compliance and investor/shareholder relations. From 1981 to 1988, Mr. Sartorius was employed with KPMG, initially as an auditor and subsequently as a Management Consultant in Corporate Finance. Mr. Sartorius, a Certified General Accountant, holds a Bachelor of Commerce & Business Administration degree from the University of British Columbia. He currently serves and has previously served on boards of directors for a variety of private companies.

     Thomas Dodd-Age 50. Mr. Dodd is a Director of the Company and Senior Vice President of the Company and of UW Systems. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Dodd is a senior marketer/manager with over 25 years experience as an end user, OEM, consultant, and manufacturer, in roles ranging from field technical support to executive management. He has held senior executive positions with Dynapro Systems Inc. and Campbell Technologies with primary responsibilities in sales and marketing. Currently, Mr. Dodd serves on the Board of Directors of FutureFund (VCC) Capital Corp.

     Ken Maddison-Age 60. Mr. Maddison is a Director of the Company. His term runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of BC in 1975, recently retired after a lengthy career as a senior partner with the accounting firm KPMG. In public practice over the past 32 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the hospitality, real estate, construction, non-profit and insurance industries. Mr. Maddison currently serves on the boards of International Wayside Gold Mines Ltd, Island Mountain Gold Mines Ltd., Northern Continental Resources Inc., Northern Hemisphere Development Inc. and Golden Cariboo Resources Ltd.

     Robert Kubbernus-Age 40. Mr. Kubbernus is a Director of the Company. His term runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Kubbernus has over 16 years of financial experience working with high tech firms and currently serves as CEO and Chairman of the Board of JAWS Technologies Inc., a Calgary, Alberta based provider of information risk management strategies and products. At JAWS Technologies, his primary responsibilities are to oversee the company's security product developers, provide executive direction and develop key contacts with government authorities, financiers, clients, insurance underwriters and the investment community. From October, 1992 until joining JAWS Technologies in 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provided business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders. Mr. Kubbernus serves on the boards of JAWS Technologies, Inc., Yournet, Inc. and eFinancial Depot.com.

     Lewis Sabounghi-Age 53. Dr. Sabounghi is a Director of the Company. His term runs until the next annual meeting of the shareholders unless earlier terminated. Dr. Sabounghi has over 25 years' experience in transportation, including the surface transportation research and development project of the Transportation Development Center-Canadian Federal Department of Transport. He has developed ITS applications including "Weigh In Motion" and "Automatic Vehicle Identification." Dr. Sabounghi has presented numerous technical papers and consulted on ITS to governments worldwide. He holds a degree in Aerospace Engineering, an MBA from McGill University, and a Ph.D. in Intelligent Transportation Systems Engineering from the University of Manitoba.

     John Anderson-Age 36. Mr. Anderson is a Director of the Company. His term runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Anderson has over ten years' experience in financial consulting, investor relations, and real estate management positions. Recently, he co-founded Cobratech Industries Ltd., an Asian based incubator of North American technologies, as well as Cobra Capital Ltd., a Hong Kong based venture capital company. Previously Mr. Anderson held the position of Director of Investor Relations of Bema Gold Corp. and its subsidiary, and was a Director of Hong Kong based Meyers Capital Inc. He has also held positions with Manulife Real Estate and W.H. Bosley & Co., managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is presently a Director of Soho Resources Inc. and Intertech Minerals Ltd. Mr. Anderson holds a B.A. from the University of Western Ontario.

     Norman Dowds-Age 58. Mr. Dowds is a consultant in charge of strategic planning & business development. His contract has a term of two years commencing July 24, 2000. Among other things, Mr. Dowds is responsible for assisting with establishing the strategic direction of the Company's wireless technologies, technology transfers, licensing and acquisition initiatives. Mr. Dowds has over 25 years experience in telecommunications technology research and development. He has worked with companies such as Microtel, MPR Teltech (a division of BCTel; now Telus Communications), GTE's research and development unit, and Starvision. Many talented engineers who worked under Mr. Dowds' direction have gone on to strategic leadership positions with industry leaders like PMC Sierra, Spectrum Signal Processing and Newbridge Networks. While Vice President of Networks, Products and Services at MPR Teltech, Mr. Dowds led a team of 240 engineers, designers and technicians that designed telecommunications equipment for network vendors such as Northern Telecom and Newbridge Networks and service providers such as Telus and GTE. Mr. Dowds' team at MPR Teltech developed the ATMNet (Asynchronous Transfer Mode) system. This system became one of the core technologies of Newbridge Networks. Other achievements include the development of DSS (Digital Services System) which enables end-to-end management of special service circuits and WAVE (Wide Area Video Equipment), a broadband platform technology for the deployment of high quality switched video services.

     Directors of the Company are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

     There are no family relationships among directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     For the fiscal year ended December 31, 2000, the following persons had late forms 3, or 4, thereby failing to report 21 transactions on a timely basis. Mr. Godsy had 1 late Form 3 and 2 late Forms 4. Each of Mr. Robertson, Mr. Sartorius, Mr. Dodd, Mr. Maddison, Mr. Kubbernus, Dr. Sabounghi, Mr. Anderson, Mr. Wilson, and Dr. Vojdani had 1 late Form 3 and 1 late Form 4.

     The foregoing disclosure is based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations received by the Company referred to in paragraph (b)(2)(i) of Regulation S-B.


Item 10. Executive Compensation

     The following table sets forth all compensation earned by the Chief Executive Officers of the Company during the period February 1999 - December 2000. No officer of the Company or its subsidiaries earned greater than $100,000 in total salary and bonus during 2000, the most recently completed fiscal year of the Company.

Summary Compensation Table


Name and Position             Year        Salary          Restricted             Securities
-----------------             ----        ------             Stock               Underlying
                                                           Awards($)             Options(#)
                                                           ---------             ----------
                             Annual Compensation($)            Long Term  Compensation
                             ----------------------            -----------------------
John Robertson                  2000(1)    10,300                 0               275,000(2)
Mark Godsy                      2000(3)         0           171,428               200,000(4)
William Brogdon                 1999       38,756                 0                      0
William Brogdon                 1998       64,167            61,480(5)             200,000
-----------

NOTES:

(1) Mr. Robertson, the current Chief Executive Officer of the Company, served as Chief Executive Officer during the period November 17 - December 31, 2000.

(2) Mr. Robertson received 200,000 options in December 2000 as partial compensation for serving as Chief Executive Officer of the Company. He also received 75,000 options in December 2000 as compensation for serving as a director of the Company.

(3) Mr. Godsy served as Chief Executive Officer of the Company during the period February 22 - November 17, 2000. At the end of this period, Mr. Godsy was paid accrued wages in restricted stock (171,428 shares) equivalent to $72,000 on the date of issue.

(4) Mr. Godsy received 200,000 options in December 2000 as compensation for serving as the Chairman of the Board of the Company.

(5) Mr. Brogdon served as Chief Executive Officer of UW Systems from February 1, 1998 and the Company from December, 1998. Both appointments concluded on February 22, 2000.

(6) At the end of 2000 the named executive officers held restricted stock of the Company as follows. The value of these holdings is calculated at 50 cents, which was the price of the Company's stock on December 31, 2000.

                       Restricted shares held    Value of restricted shares held
                       ----------------------    -------------------------------
     John Robertson            203,315                      $101,658
     Mark Godsy              2,178,261                    $1,089,131
     William Brogdon           550,000                      $275,000

As of December 31, 2000, Mark Godsy also owned 215,151 unrestricted shares for a total of 2,393,412.


Combined Incentive and Nonqualified Stock Option Plan

     In fiscal 1998, the Company adopted the 1998 Combined Incentive and Nonqualified Stock Option Plan (the "98 Plan"), pursuant to which options to purchase up to 3,000,000 shares of common stock may be granted to employees and consultants of the Company. As this plan did not receive shareholder approval within the 12 months required for certain options to qualify as Incentive Stock Options, the Company adopted the 1999 Stock Option Plan (the "99 Plan") in December, 1999 pursuant to which options to purchase up to 5,000,000 shares of common stock may be granted, and the 98 Plan was terminated. The Company amended the 99 Plan May, in 2000 to revise the maximum number of shares issuable under the plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. The 99 Plan received shareholder approval in July, 2000.

     As of March 15, 2001, there were 4,533,208 options outstanding under the 99 Plan. These options were exercisable at the following prices:

             $0.38          2,491,042
             $0.47             60,000
             $0.50             85,000
             $0.51            782,500
             $0.64             10,000
             $1.00            832,500
             $2.06            263,833
             $2.53              5,833
             $3.90              2,500
                          -----------
                            4,533,208

     Also, 562,500 of these options vest immediately, with the remainder vesting as to one twelfth of the award at the end of each quarter of service for 12 quarters starting from the award date. All options expire 5 years from the award date, unless an earlier expiry applies under the terms of the 99 Plan.

     Of the total of 4,533,208 options, 1,897,333 will be vested on March 31, 2001. Also, 1,878,750 options are awarded to directors and officers as listed in "Security Ownership Of Certain Beneficial Owners And Management", of which 678,750 will be vested on March 31, 2001.

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

     The maximum number of shares of the Company's common stock reserved for issuance under the 99 Plan as at March 15, 2001 is 6,435,788 shares (subject to adjustment as provided therein). Such shares may be authorized but unissued common stock or authorized and issued common stock held in the Company's treasury. The Board has the authority to make any and all equitable changes or adjustments it deems necessary or appropriate in the event any dividend or other distribution (whether in the form of cash, common stock, or other property), recapitalization, common stock split, reverse common stock split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Participants under the 99 Plan.

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

     For the complete text of the 99 Plan, see the Company's 1999 Stock Option Plan, a copy of which has been filed as Exhibit 10.6 to this Form 10-KSB.



                              OPTION GRANTS IN 2000

Option/SAR Grants Table

                                 Option/SAR Grants in Last Fiscal Year
                                           Individual Grants
                                           -----------------
(a)                         (b)                       (c)                (d)             (e)              (f)
                         Number of                % of Total
                         Securities               Options/SARs                        Market price
                         Underlying                Granted to         Exercise or      on date of
                        Options/SARs              Employees in        Base Price          grant
Name                    Granted (#)               Fiscal Year*         ($/Sh)             ($/sh)     Expiration Date
----                    -----------               ------------         ------             ------     ---------------
       CEO
John Robertson**          200,000                     6.1               0.38              0.38       December 31, 2005
John Robertson             75,000                     2.3               0.38              0.50       December 31, 2005
Mark Godsy***             200,000                     6.1               0.38              0.38       December 31, 2005

-----------------------

* The denominator (of 3,300,000) was arrived at by calculating the total number of new options awarded during the year, and adjusting this number downward for those awards during the year that were later reduced due to repricing.

** John Robertson received 200,000 options at $1.00 (one-half fully vested and one-half time-based) on December 22, 2000. Mr. Robertson renounced these options in return for 200,000 options (one-half fully vested and one-half time-based) with an exercise price of $0.38 granted on December 27, 2000 (first vesting date December 31, 2000). He received an additional 75,000 with an exercise price of $0.38 options on December 31, 2000.

*** Mark Godsy received 500,000 options at $2.06 (one-half fully vested and one-half time-based) on February 22, 2000. He also received 50,000 time-based options in December 1999. Mr. Godsy renounced all these options in return for 200,000 time-based options with an exercise price of $0.38 granted on December 27, 2000 (first vesting date December 31, 2000).



                          FISCAL YEAR-END OPTION VALUE

     The following table presents the value of unexercised options held as of December 31, 2000 by each of the named executive officers appearing in the Summary Compensation Table in this section. None of these named executive officers exercised any of their options in 2000. Mr. Brogdon held no options as of December 31, 2000.


                      Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
                      -----------------------------------------------------------------------

                                                     Number of Securities       Value of Unexercised
                                                    Underlying Unexercised       In-the-Money Options
                                                      Options at FY-End (#)         at FY-End ($)
                                                      ---------------------         -------------
                      Shares Acquired     Value
Name                    on Exercise      Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
----                    -----------      --------   -------------------------  -------------------------
John Robertson               0              $0        114,583 / 160,417         $ 13,750 / $ 19,250

Mark Godsy                   0              $0         16,667 / 183,333         $  2,000 / $ 22,000

Compensation of Directors

     The directors of the Company do not receive salaries or fees for serving as directors of the Company, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. The Company may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, the directors of the Company are entitled to participate in the Company's stock option plan. The Company has adopted a policy whereby members of the Board of Directors receive initial grants of options upon appointment or upon adoption of the policy, as follows:

         Chairman                               200,000 options
         Director (other than Chairman)          75,000 options
         Compensation Committee                   5,000 options
         Audit Committee                          5,000 options
         Options Committee                        2,500 options


Employment Agreements

     There are no employment agreements between the Company or any of its subsidiaries with William Brogdon or Mark Godsy. The Company does have an employment agreement with John Robertson, dated November 16, 2000. Pursuant to this agreement, Mr. Robertson is entitled to a salary of Cdn.$9,000 per month, reviewable annually, with such increases as the Company deems appropriate, employee benefits as are ordinarily made available to other employees of the Company and the reimbursement of reasonable job-related expenses. Mr. Roberston is also entitled to options to purchase up to 200,000 shares of the common stock of the Company

Repricing of Options

     On December 22, 2000 the Board of Directors approved the Stock Option Grant Policy (see Exhibit 10.7). This policy was implemented on December 27, 2000. See notes to the table "Option/SAR Grants in Last Fiscal Year" for the impact of this policy on options held by John Robertson and Mark Godsy. H. William Brogdon was not affected by this policy as he no longer holds options in the Company's common stock.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth certain information regarding the beneficial ownership of the common shares of the Company as of March 15, 2001 by (i) each person who is known by the Company to beneficially own more than 5% of the issued and outstanding common shares of the Company; (ii) the chief executive officer of the Company and the Company's two former chief executive officers during its last fiscal year, individually named in the executive compensation table above; (iii) the Company's directors; and (iv) all of the Company's executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. As of March 15, 2001, there were 25,743,153 common shares of the Company issued and outstanding. Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before the shareholders of the Company. To the best of the knowledge of the Company, there exist no arrangements that could cause a change in voting control of the Company.


TITLE OF CLASS         NAME AND ADDRESS                 RELATIONSHIP                               SHARES         PERCENT
                       OF OWNER                         TO COMPANY                              BENEFICIALLY       OWNED
                                                                                                  OWNED(1)
--------------         ----------------                 ------------                               ------         -------
Common Stock........   Mark Godsy                       Director, 5% Shareholder and Past CEO    2,323,745         9.01
                       7575 Carvarvon Street            (February 22, 2000 - November 17,
                       Vancouver, B.C. V6N 1K6          2000)
Common Stock........   John Roberston                   Director and Current CEO (November         340,815         1.32
                       #203-728 Farrow Street           17, 2000 - present)
                       Coquitlam, B.C. V3J 3S6
Common Stock........   Roland Sartorius                 Director and Executive Officer             139,167         0.54
                       #203 - 7155 Granville Street
                       Vancouver, B.C. V6P 4X6
Common Stock........   Thomas Dodd                      Director and Executive Officer             137,500         0.53
                       808 Seymour Blvd..
                       North Vancouver, B.C.
                       V7J 2J6
Common Stock........   Ken Maddison                     Director                                    18,750         0.07
                       2591 Lund Avenue
                       Coquitlam, B.C.
                       V3K 6J8
Common Stock........   Robert Kubbernus                 Director                                    14,583         0.06
                       400, 630 - 8th Ave.
                       Calgary, Alberta
                       T2P 1G6
Common Stock........   Lewis Sabounghi                  Director                                   193,750         0.75
                       1608 Proulx Drive
                       Orleans, Ontario
                       K4A 1T5
Common Stock........   John Anderson                    Director                                    58,500         0.23
                       3106 West 5th Ave.
                       Vancouver, B.C.
                       V6K 1L1
Common Stock........   H. William Brogdon               Past CEO (February, 1999 to February       550,000         2.14
                       1817 Sleepy Hollow Lane          22, 2000)
                       Petaluma, CA 94954
Common Stock........   All directors and executive                                               3,958,477         14.98
                       officers as a group
                       (10 individuals)(2)
-----------

(1) Includes the following numbers of shares of common stock (total of 728,750) that may be acquired by the exercise of stock options or warrants that are now exercisable or will become exercisable within the next 60 days:

     o    Mark Godsy - 33,333 shares;

     o    John Robertson - 137,500 shares;

     o    Roland Sartorius - 139,167 shares;

     o    Thomas Dodd - 137,500 shares;

     o    Ken Maddison - 18,750 shares;

     o    Robert Kubbernus - 14,583 shares;

     o    Lewis Sabounghi - 68,750 shares;

     o    John Anderson - 12,500 shares;

     o    Norm Dowds - 116,667 shares;

(2)  Includes Norm Dowds


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

     The Corporation has a loan receivable from Cobratech Industries Inc. ("Cobratech"), a company with two common directors, in the principal amount of $200,000. Interest is payable to the Corporation at 1% per month, calculated monthly not in advance. The loan is secured by a general security agreement which includes all of the personal and real property of Cobratech. The loan is repayable upon demand. Cobratech repaid the Corporation $100,000 on January 10, 2001, and has agreed to repay the balance in 2001.

     There are no other material related transactions or related contracts with a value of over $60,000.

Item 13. Exhibits and Reports on Form 8-K

(a)  Index of documents filed as part of this report:


Exhibit
Number          Description
------          -----------

 3.1 Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 filed on October 4, 2000)

 3.2           Amended  and  Restated  Bylaws  of  Unity  Wireless   Corporation
               (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

 4.1           Form  of  warrant   agreement  re:  private  offering   investors
               (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 filed on October 4, 2000)

 4.2 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001

 4.3 Warrant from Unity Wireless Corporation to Crescent Communications Inc. dated June 26, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form SB-2 filed on October 4, 2000)

10.1 Asset Purchase Agreement dated October 6, 2000 among Unity Wireless Systems Corporation, a British Columbia, Canada corporation, 568608 B.C. Ltd., a British Columbia, Canada corporation, Traffic Systems, L.L.C., an Arizona limited liability company, Traffic Safety Products, Inc., an Arizona corporation and James L. Hill (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 23, 2000)

10.2 Intellectual Property License Agreement dated October 6, 2000 between Unity Systems as licensor and Traffic Systems as licensee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 23, 2000)

10.3 Share Purchase Agreement, dated November 16, 2000 among John Robertson, Mirza Kassam, Chris Neumann, Robert Fetherstonhaugh, Unity Wireless Corporation, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd., W. Hugh Notman (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 4, 2000)

10.4 Asset Purchase Agreement, dated for reference December 30, 2000, among Unity Wireless Integration Corporation as vendor, Lyma Sales & Management Corp. as purchaser and Unity Wireless Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 16, 2001)

10.5 Term Sheet dated January 31, 2001 between Unity Wireless Systems Corporation, a British Columbia, Canada corporation and Traffic Systems, L.L.C., an Arizona limited liability company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 16, 2001).

10.6           1999 Stock Option Plan, as amended

10.7           Recommended Stock Option Grant Policy for the Company

21.1           Subsidiaries of the Company.

(b)  Reports on Form 8-K

     The Company filed a Current report on Form 8-K, on October 23, 2000, announcing the Asset Purchase Agreement, dated as of October 7, 2000, among Unity Wireless Systems Corporation, Traffic Systems LLC, and others.

     The Company filed a Current report on Form 8-K, on December 4, 2000, announcing the Share Purchase Agreement, dated as of November 16, 2000, among John Robertson, Mirza Kassam, Chris Neumann and Robert Fetherstonhaugh as vendors and the Company as purchaser. Ultratech, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd. and W. Hugh Notman were also parties to the Share Purchase Agreement.

                                SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITY WIRELESS CORPORATION
                                 ------------------------
                                 (Registrant)


Date  March 30, 2001             By  /s/ Roland C. Sartorius
                                     -------------------------------------------
                                     Roland C. Sartorius, Chief Financial
                                     Officer, Secretary and Director


                                     /s/ John Robertson
                                     -------------------------------------------
                                     John Robertson, President, Chief Executive
                                      Officer and Director


                                     /s/ Mark Godsy
                                     -------------------------------------------
                                     Mark Godsy, Chairman

                                     /s/ Ken Maddison
                                     -------------------------------------------
                                     Ken Maddison, Director

                                     /s/ Tom Dodd
                                     -------------------------------------------
                                     Tom Dodd, Senior V.P and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           UNITY WIRELESS CORPORATION


                                                                                              Page
Report of Independent Auditors.............................................................   F-2

Report of Independent Auditors.............................................................   F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999...............................   F-4

Consolidated  Statements of Operations and Comprehensive Loss for the Years
     Ended December 31, 2000 and 1999 .....................................................   F-5

Consolidated  Statement of Stockholders' Equity............................................   F-6

Consolidated  Statements  of Cash Flow for the Years Ended
     December  31,  2000 and 1999..........................................................   F-7

Notes to Consolidated Financial Statements.................................................   F-8


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Unity Wireless Corporation


We have audited the accompanying consolidated balance sheet of Unity Wireless Corporation (formerly Sonic Systems Corporation) as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue on a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 1999 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 3, 2000.



/s/ KPMG

Chartered Accountants
Vancouver, Canada
March 2, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sonic Systems Corporation


We have audited the accompanying consolidated balance sheet of Sonic Systems Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Systems Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Ernst & Young


Chartered Accountants
Vancouver, Canada
March 3, 2000

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Consolidated Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999
================================================================================



                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $    2,002,084         $     32,970
     Restricted cash (note 13(b))                                                 100,000                    -
     Accounts receivable (less allowance for doubtful accounts of
       $4,245 in 2000 and nil in 1999)                                            232,591               26,191
     Loan receivable (note 7)                                                     204,434                    -
     Government grant receivable                                                   13,905               25,794
     Investment tax credit receivable                                                   -              123,245
     Inventory (note 8)                                                           463,412              529,528
     Prepaid expenses                                                              14,309               11,003
     Related party advances (note 10)                                                   -               10,024
     Other receivable (note 5)                                                     61,500                    -
-------------------------------------------------------------------------------------------------------------------
                                                                                3,092,235              758,755

Equipment, net (note 9)                                                           221,651               49,664
Goodwill (note 6)                                                                 926,995                    -
Patents, net (notes 4 and 11)                                                           -              493,407
-------------------------------------------------------------------------------------------------------------------
                                                                           $    4,240,881         $  1,301,826
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness                                                     $      276,811         $     18,220
     Accounts payable and accrued liabilities (note 12)                           728,807              455,677
     Loans payable (note 13)                                                       42,312              277,664
     Product warranty (note 3(n))                                                 623,497               19,670
-------------------------------------------------------------------------------------------------------------------
                                                                                1,671,427              771,231

Loans payable (note 13)                                                           115,781                    -
Product warranty (note 3(n))                                                            -               49,616
-------------------------------------------------------------------------------------------------------------------
                                                                                1,787,208              820,847
Stockholders' equity:
     Common stock, $0.001 par value 100,000,000 authorized, 25,743,153
       (1999 - 20,588,725) issued and outstanding                                  25,743               20,589
     Additional paid-in capital                                                13,251,498            5,909,624
     Deferred stock compensation                                                  (89,719)                   -
     Accumulated deficit                                                      (10,732,275)          (5,413,642)
     Other accumulated comprehensive loss                                          (1,574)             (35,592)
-------------------------------------------------------------------------------------------------------------------
                                                                                2,453,673              480,979
-------------------------------------------------------------------------------------------------------------------
                                                                           $    4,240,881         $  1,301,826
-------------------------------------------------------------------------------------------------------------------


Commitments (note 15)
Subsequent events (note 19)
Contingent liabilities (note 20)


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================



                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $    720,162         $    201,317
Cost of goods sold (includes stock-based compensation
   $354 in 2000 and nil in 1999)                                                1,776,883              404,406
-------------------------------------------------------------------------------------------------------------------
                                                                               (1,056,721)            (203,089)
Expenses:
     Research and development (includes stock-based
       compensation $238,655 in 2000 and nil in 1999)                             880,818              502,643
     Government grant (note 16)                                                         -              (34,079)
     Sales and marketing (includes stock-based compensation
       $88,766 in 2000 and nil in 1999)                                           659,814              456,385
     Depreciation and amortization                                                 79,235               60,980
     Exchange loss (gain)                                                         196,825              (96,393)
     Interest expense                                                              14,832               20,571
     General and administrative (includes stock-based
       compensation $354,426 in 2000 and nil in 1999)                           1,952,469              922,018
     Write-down of assets and investment (notes 4 and 11)                         581,800                    -
-------------------------------------------------------------------------------------------------------------------
                                                                                4,365,793            1,832,125
-------------------------------------------------------------------------------------------------------------------
Operating loss for the year                                                     5,422,514            2,035,214

Interest income                                                                   127,523                    -

Other income                                                                       31,990               10,113
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                 5,263,001            2,025,101

Discontinued operations:
     Loss from discontinued operations (note 5)                                    55,632                    -
-------------------------------------------------------------------------------------------------------------------
Loss for the year                                                            $  5,318,633         $  2,025,101
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Loss for the year                                                       $  5,318,633         $  2,025,101
     Currency translation adjustment                                              (34,018)              43,890
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                           $  5,284,615         $  2,068,991
-------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share (note 14(c)):
     Continuing operations                                                   $      0.222         $      0.141
     Discontinued operations                                                        0.002                    -
-------------------------------------------------------------------------------------------------------------------
                                                                             $      0.224         $      0.141
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
================================================================================


                                                   Common                                                     Other
                                                    stock    Additional       Deferred                   accumulated          Total
                                     Common    issued and       paid-in          stock   Accumulated   comprehensive  stockholders'
                                      stock   outstanding       capital   compensation       deficit   (loss) income         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998        19,589,368    $  19,589    $ 4,274,104     $       -   $ (3,388,541)     $    8,298     $  913,450

Issued for services rendered          6,500            7         12,993             -              -               -         13,000
Issued for cash pursuant to
 private placement, net of
 share issue costs of $151,480      992,857          993      1,622,527             -              -               -      1,623,520

Loss for the year                         -            -              -             -     (2,025,101)              -     (2,025,101)
Currency translation adjustment           -            -              -             -              -         (43,890)       (43,890)
-----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999        20,588,725       20,589      5,909,624             -     (5,413,642)        (35,592)       480,979

Issued for debt settlement           65,000           65        117,903             -              -               -        117,968
Issued for services rendered
 (note 14(a))                       254,428          254        142,886             -              -               -        143,140
Issued pursuant to private
  placement                       3,850,000        3,850      5,771,150             -              -               -      5,775,000
Issued for cost of share
 issuance (note 14(a))              285,000          285        427,215             -              -               -        427,500
Share issue costs                         -            -       (427,500)            -              -               -       (427,500)
Shares issued on acquisition
  of Ultratech                      700,000          700        538,300             -              -               -        539,000
Compensation expense of
 options and warrants                     -            -        682,201             -              -               -        682,201
Deferred stock compensation               -            -         89,719       (89,719)             -               -              -
Loss for the year                         -            -              -             -     (5,318,633)              -     (5,318,633)
Currency translation
 adjustment                               -            -              -             -              -          34,018         34,018
-----------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2000        25,743,153    $  25,743    $13,251,498     $ (89,719)  $(10,732,275)     $   (1,574)    $2,453,673
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
Operating activities:

     Loss from continuing operations                                         $ (5,263,001)        $ (2,025,101)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Amortization of patents                                                   66,657               56,693
         Depreciation of equipment                                                 12,578               13,428
         Write down of assets and investment                                      581,800                    -
         Shares issued for services rendered (note 14(a))                         143,140               13,000
         Asset disposed for services                                                    -                3,319
         Stock based compensation                                                 682,201                2,000
     Changes in non-cash working capital relating to operations:
         Accounts receivable and government grant receivables                    (146,824)             199,569
         Investment tax credit receivable                                         123,245               86,727
         Inventory                                                                 27,224             (328,677)
         Prepaid expenses                                                         (13,283)               3,382
         Accounts payable and accrued liabilities                                 109,129              178,678
         Product warranty                                                         554,211               36,676
-------------------------------------------------------------------------------------------------------------------
     Net cash used in continuing operations                                    (3,122,923)          (1,760,306)
     Loss from discontinued operations                                            (55,632)                   -
     Loss on sale of business (note 5)                                             80,726                    -
-------------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                     (3,097,829)          (1,760,306)

Investing activities:
     Acquisition of equipment                                                    (200,941)             (11,079)
     Increase in patents                                                           (5,050)             (50,020)
     Related party advances                                                        10,024              (10,024)
     Sale of business, net cash and cash equivalents disposed of (note 5)        (314,990)                   -
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                       (510,957)             (71,123)
Financing activities:
     Advance of loan                                                             (204,434)                   -
     Bank overdraft                                                               115,001               18,220
     Restricted cash (note 13(b))                                                (100,000)                   -
     Repayment of loan payable                                                    (49,603)          (1,371,159)
     Proceeds from loan payable                                                         -            1,381,184
     Cash proceeds on issuance of common shares                                 5,775,000            1,775,000
     Share issue costs                                                                  -             (151,480)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                  5,535,964            1,651,765

Effect of foreign exchange rate changes on cash and cash equivalents               41,936              (43,890)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                     1,969,114             (223,554)

Cash, beginning of year                                                            32,970              256,524
-------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $  2,002,084         $     32,970
-------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Cash paid for:
         Interest                                                            $     26,749         $     14,332
         Income taxes                                                                   -                    -
     Non-cash financing and investing activities:
         Shares issued in acquisition of business (note 6)                        539,000                    -
         Shares issued for services rendered                                      143,140               13,000
         Shares issued on settlement of debt                                      117,968                    -
         Share issue cost (note 14(a))                                            427,500                    -
         Sale of assets for 37% interest in Traffic Systems (note 4)              150,000                    -
         Receivable on sale of business (note 5)                                   61,500                    -

-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


1.   Nature of business:

     Unity Wireless Corporation (the "Corporation") was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation ("Sonic Delaware"). Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000. The Corporation is a designer, developer and manufacturer of wireless technologies and products for a broad range of industrial and commercial applications. The Corporation's business has two primary product focuses: its Ultratech high power linear radio frequency (RF) amplifiers and its UniLinx(TM) wireless communications modem card. Ultratech high power linear RF amplifiers are used in both mobile and fixed wireless voice, Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging and WLL (Wireless Local Loop) frequencies. The UniLinx(TM) wireless communications card is a multi-purpose wireless data communications card that allows the sending and receiving of data to and from remote locations, offering secure end-to-end wireless communication between a host application and various remote devices.


2.   Future operations:

     The Corporation is continuing to develop its products and markets, accordingly during the year ended December 31, 2000 it incurred a loss of $5,318,633 (1999 - $2,025,101) and used cash from operations of $3,097,829
     (1999 - $1,760,306). Operations to date have been primarily financed by equity.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Corporation will be successful. If it is not, the Corporation will be required to reduce operations or liquidate assets. The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies:

     (a)  Principles of consolidation:

          The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, Unity Wireless Systems Corp. ("Unity Systems"}, 321373 B.C. Ltd. (British Columbia, Canada), and Unity Wireless Integration Inc. (Washington State, USA). The Statement of Operations and Comprehensive Loss also includes the accounts of Unity Wireless Singapore from April 1 (date of incorporation), to December 30, 2000. All significant intercompany accounts and transactions have been eliminated.

          The Corporation accounts for its investment in companies in which it has significant influence by the equity method. The Corporation's proportionate share of income (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in income and is added (deducted from) the cost of the investment.

          On December 31, 2000 the Corporation amalgamated three Canadian subsidiaries: Unity Wireless Systems Corp., Ultratech Linear Solutions Inc., and 568608 B.C. Ltd., with Unity Wireless Systems Corp. the surviving entity.

     (b)  Use of estimates:

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, particularly the recoverability of property and equipment, goodwill patents and liabilities particularly product warranty and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (c)  Financial instruments:

          At December 31, 2000, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, and loans payable (1999 - cash and cash equivalents, accounts receivables, other receivables, investment tax credit receivable, accounts payable and accrued liabilities and loans payable). The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.

     (d)  Cash and cash equivalents:

          Cash equivalents include short-term deposits, which are all highly liquid securities with a term to maturity of three months or less when acquired. Short-term deposits are valued at cost.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (e)  Inventory:

          Inventory is carried at the lower of cost, determined on an average cost method, and market. Market is considered to be replacement cost for raw materials and net realizable value for work in progress and finished goods. The cost of work in progress and finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.

     (f)  Equipment:

          Equipment is stated at cost. Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

          -------------------------------------------------------
          Asset                                            Rate
          -------------------------------------------------------

          Computer equipment and software                   30%
          Furniture and fixtures                            20%
          Production and R&D equipment                      20%
          -------------------------------------------------------

          Leasehold improvements are stated at cost and depreciated over the five-year term of the lease on a straight line basis.

     (g)  Patents:

          Legal costs incurred for the registration of patents have been capitalized. Patent costs are being amortized on a straight-line basis over their legal life of 10 years. If it is determined that undiscounted future cash flows do not exceed the carrying value of the patents, an impairment charge is recorded to the extent that the carrying value exceeds the asset's fair value.

     (h)  Goodwill:

          Goodwill arising on business combinations represents the excess of the purchase price over the fair values of net identifiable assets acquired, and is amortized on a straight-line basis over 5 years. Management periodically reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which may impair its value. If it is determined that undiscounted future cash flows do not exceed the carrying value of goodwill, an impairment charge is recorded to the extent that the carrying value exceeds the asset's fair value.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (i)  Impairment of long-lived assets:

          The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j)  Income taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

     (k)  Advertising costs:

          Advertising costs are expensed as incurred. The Corporation incurred advertising expenses of $19,022 in 2000 and $16,940 in 1999.

     (l)  Foreign currency translation:

          The functional currency of the Corporation and its subsidiaries is the Canadian dollar, while the reporting currency in the consolidated financial statements is the United States dollar. Asset and liability accounts are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the year. Gains or losses resulting from this process are recorded in stockholders' equity as an adjustment to other accumulated comprehensive loss.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (m)  Revenue recognition:

          Revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is determinable and collectibility is reasonably assured which is upon later of shipment or when title passes to the customer depending on the contractual terms. The Corporation records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

     (n)  Product warranty:

          A liability for estimated warranty expense is established by a charge against cost of goods sold at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate.

     (o)  Investment tax credits:

          Investment tax credits are recorded using the cost reduction method whereby the credits are deducted from the cost of the related assets or expenditures.

          The Corporation earns investment tax credits for qualifying scientific research and development expenditures which are available in future years to reduce income taxes payable. The investment tax credits are recorded when there is a reasonable assurance that the Corporation will have taxable income in the near future.

     (p)  Research and development:

          Research and development costs are expensed as incurred.

     (q)  Stock option plan:

          The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the compensation is earned.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (r)  Net loss per common share:

          The basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. The Corporation has not included potential common shares representing performance shares in the basic loss per share computation. Escrow shares with time-based vesting which are non-contingently returnable are included in the basic loss per share computation. Diluted loss per share is computed using the treasury stock method, giving effect to all dilutive potential common shares that were outstanding during the period except to the extent where anti-dilutive.

     (s)  Comprehensive (loss) income:

          Comprehensive income measures all changes in stockholders' equity excluding capital transactions. For the periods presented, other comprehensive income comprises only foreign currency translation.

     (t)  Recent pronouncements:

          Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 (FAS 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FAS 133, are effective for the Corporation's fiscal year ending December 31, 2001. These standards require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2000.

     (u)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.


4.   Disposal of Sonem business:

     On October 6, 2000, the Corporation disposed of its acoustic emergency traffic preemption business to Traffic Systems LLC ("Traffic Systems"), an Arizona corporation. Unity Systems sold or licensed substantially all of its assets and undertaking involved in its acoustic emergency traffic preemption business. The assets include equipment, inventory, distribution contracts, customer lists, marketing materials and the goodwill of the business. Unity Systems retained ownership of the intellectual property used in connection with the acoustic emergency traffic preemption business, including software, patents and know-how, other than certain trade marks. The intellectual property is being licensed to Traffic Systems under an intellectual property license agreement dated October 6, 2000. The license is royalty-free and has a term expiring on the earlier of October 5, 2020 and the date of the final payment of the purchase price at which time the intellectual property will be transferred to Traffic Systems.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


4.   Disposal of Sonem business (continued):

     As consideration for the sale of the traffic preemption business, Unity Systems received a 37% interest in the purchaser, Traffic Systems, and is entitled to receive up to $2,000,000, subject to certain upwards adjustments, payable in quarterly installments equal to 10% of the gross profits of Traffic Systems for the relevant quarter. If Traffic Systems becomes a publicly traded entity before or after payment of the $2,000,000 (as adjusted), Unity Systems will be entitled to a 25% interest in the public entity. In addition to the foregoing, if Traffic Systems becomes a publicly traded entity before payment of the $2,000,000, then the balance owing will be converted into an initial public offering interest of Traffic Systems at a 20% discount to the pricing of the offering. The Corporation has not recorded the $2,000,000 consideration as it is contingent on Traffic Systems generating gross profits.

     The net book value of assets disposed off are as follows:

     Inventory                                             $      150,000
     --------------------------------------------------------------------

     Since the Corporation has a 37% interest in Traffic Systems over which it can exert significant influence, the sale of the Sonem business is not considered to be a discontinued operation.

     The Corporation has also written off its investment of $150,000 in Traffic Systems as of December 31, 2000 because of uncertainty with regard to future operations, profitability and cash flows of Traffic Systems.

     Also under the Asset Purchase Agreement, Traffic Systems is responsible for warranty work on Unity Systems' acoustic emergency traffic preemption products already installed, except Unity Systems has advanced $100,000 for costs in connection with such work. Traffic Systems is responsible for any costs in excess of $100,000, but Unity Systems will fund such costs initially and Traffic Systems will reimburse Unity Systems by adding the costs over the initial $100,000 to the $2,000,000 otherwise payable as part of the purchase price. The $100,000 for the initial warranty costs was paid by Unity Systems on closing and is non-refundable regardless of the costs incurred by Traffic Systems. Following the transaction, the Corporation determined that additional installed products required replacement. A warranty accrual of $599,752 has been set up to reflect the estimate of these costs.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


5.   Discontinued operations:

     Effective December 30, 2000, Unity Wireless Integration Corporation ("UWIC"), a wholly owned subsidiary of the Corporation, disposed of all of its assets and obligations, including its 100% shareholding interest in Unity Wireless Integration (S) Pte Ltd., a Singapore company ("UW Singapore") to Lyma Sales & Management Corp. ("Lyma"), a British Columbia, Canada company. Unity Wireless Integration (S) Pte Ltd. commenced its operations during 2000.

     Under the terms of the Asset Purchase Agreement, UWIC sold all its assets in return for $61,500 ($Cdn. 92,000), payable within one year of closing, in equal semi-annual installments of $30,730 ($Cdn. 46,000), plus interest on the unpaid balance at a rate equal to the prime rate of HSBC Canada per annum. Also in consideration of the purchase of assets, Lyma agreed to repay a $37,100 ($Cdn. 54,000) demand loan within ten business days of closing. The loan has been repaid as agreed.

     The disposition price was arrived at through arm's length negotiations and management's determination that the purchase price of $61,500 ($Cdn. 92,000) represented a fair disposition price for the included assets.

     The net book value of assets disposed of are as follows:

     ---------------------------------------------------------------------------
     Cash and cash equivalents                               $      314,990
     Accounts receivable                                             20,396
     Prepaid expenses                                                 9,977
     Equipment                                                       26,178
     Accounts payable                                              (229,315)
     ---------------------------------------------------------------------------
                                                             $      142,226
     ---------------------------------------------------------------------------

     Lyma is wholly-owned by an ex-director of the Corporation who was also responsible for management of the operations of UWIC and its wholly owned subsidiary UW Singapore.

     Net sales and income from discontinued operation for the disposal of Unity Wireless Integration is as follows ($000):

                                                         2000           1999
     ------------------------------------------------------------------------
     Net sales                                      $     383       $      -
     Loss from discontinued operations                     56              -
     Loss on disposal of business segment                   -              -
     ------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


6.   Business acquisition:

     On November 16, 2000, the Corporation acquired all the issued and outstanding shares of Ultratech Linear Solutions Inc. ("Ultratech"). Ultratech, founded in May, 1999 and based in Burnaby, British Columbia, Canada, is a wireless communications technology designer, developer, manufacturer and marketer specializing in radio frequency high power linear amplifiers.

     The acquisition was recorded by the purchase method with the results of Ultratech included in the financial statements from the date of acquisition (November 16, 2000). The total consideration paid was allocated, based on estimated fair values of the assets acquired and the liabilities assumed on November 16, 2000 as follows:

     -------------------------------------------------------------------------------------
     Net assets acquired at assigned values:
         Bank indebtedness                                                   $  (143,590)
         Accounts receivable                                                      68,083
         Inventories                                                             111,108
         Intellectual property                                                       606
         Equipment                                                                17,114
         Accounts payable and accrued liabilities                               (393,316)
         Loans payable                                                           (48,000)
         Goodwill                                                                926,995
     -------------------------------------------------------------------------------------
                                                                             $   539,000
     -------------------------------------------------------------------------------------
     Consideration:
         Issuances of shares (700,000 common shares at $0.77 per share)      $   539,000
     -------------------------------------------------------------------------------------


     Shares issued on the combination were valued at $0.77, the market price of the shares at the date the acquisition was announced to the public.

     All of Ultratech's management and key employees have been retained. Ultratech has combined its operations with Unity Systems through an amalgamation on December 31, 2000 (note 3(a)).

     The following table reflects, on an unaudited pro forma basis, the combined results of the Corporation as if the above acquisition had taken place at the beginning of the respective year presented. Appropriate adjustments have been made to reflect the depreciation of the accounting bases used in recording these acquisitions. This pro forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


6.   Business acquisition (continued):

                                                        2000            1999
     ---------------------------------------------------------------------------
     Revenues                                     $ 1,982,512     $  1,582,273
     Loss for the year                              5,703,972        2,340,813
     Loss per share                                     0.241            0.163
     ---------------------------------------------------------------------------

7.   Loan receivable:

     The Corporation has a loan receivable from Cobratech Industries Inc. ("Cobratech"), a company with two common directors, in the principal amount of $200,000. Interest is payable to the Corporation at 1% per month, calculated monthly not in advance. The loan is secured by a general security agreement which includes all of the personal and real property of Cobratech. The loan is repayable upon demand. Cobratech repaid the Corporation $100,000 on January 10, 2001, and has agreed to repay the balance in 2001.

8.   Inventory:

                                                     2000                 1999
     ---------------------------------------------------------------------------
     Raw materials                            $   248,863           $  195,364
     Work in progress                             195,504                    -
     Finished goods                                19,045              334,164
     ---------------------------------------------------------------------------
                                              $   463,412           $  529,528
     ---------------------------------------------------------------------------

9.   Equipment:

     Equipment consists of the following:

                                                                   2000                          1999
     -------------------------------------------------------------------------------------------------
                                                            Accumulated                   Accumulated
                                                 Cost      depreciation         Cost     depreciation
     -------------------------------------------------------------------------------------------------
     Computer equipment                   $   150,475       $    38,331    $  52,165       $   28,931
     Computer software                         27,073                 -            -                -
     Furniture and fixtures                    33,784             6,825       10,869            5,388
     Leasehold improvements                    12,172                 -            -                -
     Production and R&D equipment              56,783            13,480       30,108            9,159
     -------------------------------------------------------------------------------------------------
                                          $   280,287       $    58,636    $  93,142       $   43,478
     -------------------------------------------------------------------------------------------------
     Net book value                       $   221,651                      $  49,664
     -------------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


10.  Related party advances:

     Advances of nil (1999 - $10,024) are due from an employee and a previous employee who is now a distributor of the Corporation.


11.  Patents:

                                                              2000                          1999
     --------------------------------------------------------------------------------------------
                                                       Accumulated                   Accumulated
                                            Cost      amortization         Cost     amortization
     --------------------------------------------------------------------------------------------
     Patents                          $        -        $       -       $ 570,280     $   76,873
     --------------------------------------------------------------------------------------------
     Net book value                   $        -                        $ 493,407
     --------------------------------------------------------------------------------------------

     The Corporation has written down the patents to nil as of December 31, 2000 since there are no future cash flows expected to be generated from the patents.


12.  Accounts payable and accrued liabilities:

                                                     2000                 1999
     --------------------------------------------------------------------------
     Trade accounts payable                   $   468,866          $   349,179
     Employee compensation payable                      -               57,287
     Accrued liabilities                          259,941               49,211
     --------------------------------------------------------------------------
                                              $   728,807          $   455,677
     --------------------------------------------------------------------------


13.  Loans payable:

     ----------------------------------------------------------------------------------------------
                                                                         2000                 1999
     ----------------------------------------------------------------------------------------------
     British Columbia Advanced Systems Institute                  $         -          $    77,115
     Royal Bank of Canada                                              83,642              130,365
     Government of Canada - Ministry of Western Economic
       Diversification                                                 74,451               70,184
     ----------------------------------------------------------------------------------------------
                                                                      158,093              277,664
     Current portion                                                   42,312              277,664
     ----------------------------------------------------------------------------------------------
                                                                  $   115,781          $         -
     ----------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


13.  Loans payable (continued):

     (a)  Government of British Columbia:

          British Columbia Advanced Systems Institute ("ASI"):

               The Corporation agreed to perform certain specified research and development work and ASI agreed to assist in the funding of this work up to $69,286 ($Cdn. 100,000). As of February 22, 2000, ASI
               had  advanced  the  maximum  amount  under  this  agreement.   In
               addition,  $24,250  (Cdn.  $35,000)  became  payable on March 31,
               2000.

               The Corporation discharged all of its obligations under this loan by converting the outstanding balance $93,536 ($Cdn. $135,000) to equity by issuing 45,000 shares to ASI on February 22, 2000.

     (b)  Royal Bank of Canada:

          The Corporation has a $83,642 ($Cdn. 125,288) loan with the Royal Bank of Canada with an interest rate of Canadian prime plus 1%. Scheduled principal repayments are $3,526 ($Cdn. 5,239) per month over 5 years from the initial drawdown date of January 23, 1998.

          The loan is secured by a $100,000 term deposit with the Royal Bank. There are also various covenants, financial reporting requirements, and conditions precedent associated with the above loan. The
          Corporation is in compliance with these covenants as at December 31, 2000.

          Canadian bank prime rate at December 31, 2000 was 6.0 % (1999 - 6.5%).

     (c)  Government of Canada:

          Ministry of Western Economic Diversification:

               The Corporation, through its subsidiary 321373 B.C. Ltd., entered into an unsecured loan agreement with the Federal Ministry of Western Economic Diversification, whereby the Ministry agreed to make financial contributions to assist in the development of certain research and development projects. Under the terms of the original agreement, the total loan was to be repaid in five equal semi-annual installments commencing October 30, 1993. If not repaid, each installment will incur interest compounded monthly at the Bank of Canada's prime rate plus 3%.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


13.  Loans payable (continued):

     (c)  Government of Canada (continued):

          Ministry of Western Economic Diversification (continued):

               321373 B.C. Ltd. had agreed to repay this loan by allocating 40% of royalty payments from Unity Systems. Royalties were payable by Unity Systems at the rate of 3.5% of net sales of Sonem by Unity Systems, including a deduction for warranty or replacement costs. As of the date of the disposal of the Sonem business by Unity Systems (see note 4), royalties owing to 321373 B.C. Ltd. did not exceed accumulated warranty or replacement costs, and following this date no further royalties became payable. 321373 B.C. Ltd. has assets valued at $Cdn. 1 and is in the process of being liquidated. Until the loan is fully repaid, the Corporation has agreed to comply with certain contractual responsibilities, including the following:

                    (i)  to  maintain  adequate   insurance   coverage  for  the
                         projects; and

                    (ii) to not issue dividends,  repay shareholder  advances or make significant changes in ownership or financing without the approval of the Ministry.


14.  Common stock:

     Authorized share capital:

          100,000,000 common stock at par value of $0.001 per share

          5,000,000 preferred stock at par value of $0.001 per share

     (a)  Shares issued for services:

          In 2000, the Corporation issued 254,428 (1999 - 6,500) common shares for services rendered at $143,140 (1999 - $13,000). The shares were issued and assigned a value equal to their market value, determined by the closing trading price of the common stock on the date of issuance. The value assigned has been recorded by a charge against operations.

          285,000 shares were issued to consultants providing services in connection with the private placement of $5,775,000 in April, 2000. The shares were issued and assigned a value equal to the value of the shares issued in the private placement. The value assigned has been recorded by a charge against the proceeds pursuant to the private placement.

     (b)  Escrowed shares:

          (i) 700,000 escrowed shares ("Indemnity Shares") were held in Escrow pursuant to the terms of the Escrow Agreement until the 11th day of June, 2000, at which time 420,000 Indemnity Shares were released from the terms of this Escrow Agreement and thereafter an additional 70,000 Indemnity Shares were released from the terms of this Escrow Agreement on and after each of the 11th day of September, 2000, and December, 2000. 70,000 Indemnity Shares may be released on each of the 11th day of March, 2001 and June, 2001;

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


14.  Common stock (continued):

     (b)  Escrowed shares (continued):

          (ii) 1,800,000 escrowed shares were held in escrow pursuant to the terms of the Escrow Agreement until December 11, 1999, at which time 720,000 escrowed shares were released from the terms of this Escrow Agreement and thereafter an additional 180,000 escrowed shares were released from the terms of this Escrow Agreement on and after each of the 11th day of March, 2000, June, 2000, September, 2000, and December, 2000, 180,000 Indemnity Shares may be released on each of the 11th day of March, 2001 and June, 2001.

     (c)  Loss per share:

          The following table sets forth the computation of basic and diluted loss per share:

          --------------------------------------------------------------------------------
                                                                2000                 1999
          --------------------------------------------------------------------------------
          Numerator:
              Loss from continuing operations          $   5,263,001         $  2,025,101
              Loss from discontinued operations               55,632                    -

          Denominator:
              Weighted average number of:
                  Common shares outstanding               23,680,518           19,795,202
                  Adjusted                                         -           14,398,734
          --------------------------------------------------------------------------------
          Basic and diluted loss per common share:
              Continuing operations                   $        0.222         $      0.141
              Discontinued operations                          0.002                    -
          --------------------------------------------------------------------------------

          For the year ended December 31, 2000 all of the Corporation's common shares issuable upon the exercise of stock options were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

     (d)  Stock option plan:

          During the year ended December 31, 1998 the Corporation established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced and on December 6, 1999, the Corporation adopted a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the stockholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. As of December 31, 2000 this maximum number was 6,435,788.

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


14.  Common stock (continued):

     (d)  Stock option plan (continued):

          During the year, certain options granted were cancelled and were replaced with new options at a lower exercise price. Since the options were granted within six months of the cancellation, the new options are considered for accounting purposes to be variable in nature and compensation expense will be recorded equal to changes in the market value of the underlying common shares. The variable plan accounting has been applied prospectively for market value changes subsequent to the date of the repricing. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

          Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

        -------------------------------------------------------------------------------------------------------------------
                                                                                    Outstanding options
                                                                         -------------------------------------
                                                                 Shares
                                                              available          Number of            Weighted
                                                          to be granted             common             average
                                                           under option    shares issuable      exercise price
        -------------------------------------------------------------------------------------------------------------------
         Balance, December 31, 1998                             388,000          2,387,000           $   1.00
         Options granted                                       (150,000)           150,000               1.10
         Options expired                                        152,500           (152,500)             (1.00)
         Increase in reserved for issuance                    2,000,000                  -                  -
        -------------------------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                           2,390,500          2,384,500               1.01
         Options granted                                     (5,912,957)         5,912,957               1.24
         Options expired                                      3,842,791         (3,842,791)             (1.65)
         Increase in reserved for issuance                    1,660,789                  -                  -
        -------------------------------------------------------------------------------------------------------------------
         Balance, December 31, 2000                           1,981,123          4,454,666           $   0.77
        -------------------------------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


14.  Common stock (continued):

     (d)  Stock option plan (continued):

          The following table summarizes information about stock options under the plan outstanding at December 31, 2000:

        -------------------------------------------------------------------------------------------------------------------
                                                 Options outstanding                   Options exercisable
                                 -----------------------------------------------  ----------------------------
                                                      Weighted
                                         Number        average          Weighted           Number     Weighted
                                 outstanding at      remaining           average   outstanding at      average
         Range of                  December 31,    contractual          exercise     December 31,     exercise
         exercise prices                   2000     life (yrs)             price             2000        price
        -------------------------------------------------------------------------------------------------------------------
         $0.38                        2,406,458           5.00             $0.38          605,208        $0.38
         $0.50                           85,000           4.99             $0.50                -        $0.50
         $1.00                        1,505,416           1.03             $1.00        1,428,208        $1.00
         $2.06                          445,292           2.43             $2.06          254,875        $2.06
         $2.53                           10,000           3.32             $2.53            5,833        $2.53
         $3.90                            2,500           0.29             $3.90            2,500        $3.90
        -------------------------------------------------------------------------------------------------------------------
                                      4,454,666           3.39             $0.77        2,296,624        $0.96
        -------------------------------------------------------------------------------------------------------------------

          Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

          Stock options have initial terms of five years.

          Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below:

        -------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
        -------------------------------------------------------------------------------------------------------------------
         Loss for the year, as reported                                    $    5,318,633       $    2,025,101
         Add SFAS 123 expense                                                   1,740,746               64,589
        -------------------------------------------------------------------------------------------------------------------
         Pro forma                                                         $    7,059,379       $    2,089,690
        -------------------------------------------------------------------------------------------------------------------
         Basic and diluted loss per common share, net as reported          $        0.224       $        0.141
         Pro forma                                                                  0.298                0.145
        -------------------------------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


14.  Common stock (continued):

     (d)  Stock option plan (continued):

          The fair value of each option granted in 2000 and 1999 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility was based on weekly stock price; risk-free interest rate of 5% (1999 - 5%) and an expected life of four and one-half years.

          The weighted-average fair value of options granted during 2000 and 1999 was $0.95 and $0.58 respectively.

     (e)  Warrants:

          The Corporation has warrants outstanding to purchase 4,450,000 common shares at $2.06 to $3.25 per share. 3,850,000 warrants may be callable for exercise by the Corporation at any time after the average of the bid-ask price, or closing price, as applicable, for the Corporation's common stock is equal to or exceeds $5.00 for at least ten consecutive trading days. These warrants expire in October 2001. Of the remaining 600,000 warrants, 100,000 warrants vest after April 2001 and expire in April 2005, and 500,000 warrants vest until July 2002 and expire in July 2003.


15.  Commitments:

     The Corporation has the following future minimum lease commitments for premises and equipment:

     ---------------------------------------------------------------------------
     2001                                                          $    84,918
     2002                                                               83,029
     2003                                                               81,413
     2004                                                               78,239
     2005                                                               52,159
     Thereafter                                                              -
     ---------------------------------------------------------------------------
                                                                  $    379,758
     ---------------------------------------------------------------------------

     In 2000, rent expense was $43,526 (1999 - $58,136).


16.  Government grant:

     (a) During the year ended December 31, 1997, the Corporation entered into a contribution agreement with the Federal Transportation Development Centre, whereby the Corporation is entitled to receive approximately $122,501 ($Cdn. $182,000) or 50% of eligible expenditures, as defined in the agreement. As at December 31, 2000, the Corporation had received $94,014 ($Cdn. $137,922) (1999 - $94,014 - $Cdn. $137,922).

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


16.  Government grant (continued):

     (b) During the year, the Corporation was awarded a contribution toward export marketing expense of up to $33,178 ($Cdn. $55,000) from the Government of Canada. $27,470 ($Cdn. $40,757) has been contributed up to December 31, 2000. This contribution is repayable if the Corporation achieves incremental sales to the target market, at the rate of 4% of such incremental sales. The amounts awarded have been recognized as a liability and is grouped within accrued liabilities.

17.  Income taxes:

     At December 31, 2000, the Corporation has U.S. tax net operating losses approximating $1,796,000, which will begin to expire in 2018. The Corporation may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Corporation's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

     The Corporation has Canadian tax net operating losses of approximately $7,688,000 which expire as follows:

     -----------------------------------------------------------------------
     2001                                                    $      105,000
     2002                                                           522,000
     2003                                                           636,000
     2004                                                         1,516,000
     2005                                                         1,282,000
     2006                                                         3,627,000
     -----------------------------------------------------------------------

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Corporation has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                       2000              1999
     ---------------------------------------------------------------------------
     Deferred tax assets:
         Net operating loss carry forwards     $  4,150,672      $  1,814,000
         Depreciation/amortization                  121,713            (1,000)
         Other                                       40,129           387,000
     ---------------------------------------------------------------------------
     Total deferred tax assets                    4,312,514         2,200,000
     Valuation allowance                         (4,312,514)       (2,200,000)
     ---------------------------------------------------------------------------
     Net deferred taxes                        $          -     $           -
     ---------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


18.  Segmented information:

     (a)  Segment information ($000):

          During the year, the Corporation sold its contract services business (note 5). As at December 31, 2000, the Corporation is operating in the wireless product and acoustic product segments. The Corporation reports revenues and gross profit to its chief executive officer as follows:

          Industry   information   related  to  the   Corporation's   continuing
          operations is as follows:

          -----------------------------------------------------------------------------
                                                           Sonem
                                              Wireless   Acoustic
                                              Products   Products    Other      Total
          -----------------------------------------------------------------------------
          Sales to external customers              599        121        -        720
          Gross profit (loss)                       44     (1,101)       -     (1,057)
          Segment assets                         1,879         95    2,267      4,241
          -----------------------------------------------------------------------------

          During 1999, the Corporation was only operating in the acoustic product segment.

     (b)  Geographic information ($000):

          Substantially all assets and operations are in Canada. A summary of sales by region is as follows:

          ---------------------------------------------------------------------
                                                    2000                 1999
          ---------------------------------------------------------------------
          Korea                                $      474           $        -
          Canada                                       34                   79
          United States                               212                  122
          ---------------------------------------------------------------------
          Total sales                          $      720           $      201
          ---------------------------------------------------------------------

UNITY WIRELESS CORPORATION
(Formerly Sonic Systems Corporation)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999
================================================================================


18.  Segmented information (continued):

     (c)  Major customers ($000):

          The approximate sales to major customers is as follows:

          ----------------------------------------------------------------------
                                                     2000                 1999
          ----------------------------------------------------------------------
          Customer A                           $       409           $        -
          Customer B                                    65                    -
          ----------------------------------------------------------------------


19.  Subsequent events:

     (a)  Mueller and Ideas warrants:

          Under the consulting agreement between the Corporation and Mueller & Company, Inc. and Ideas Inc. ("Mueller and Ideas") dated as of July 1, 2000, 500,000 shares of common stock were issuable to Mueller and Ideas upon exercise of warrants at $2.06 per share. On January 1, 2001, the Corporation and Mueller and Ideas agreed to modify this agreement such that the number of warrants was reduced to 200,000 and the exercise price was reduced to $0.38.

     (b)  Stock option grant:

          On February 6, 2001, the Corporation granted 782,500 options to employees and contractors.


20.  Contingent liabilities:

     The Corporation is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an optionholder seeking a declaration that certain options to purchase shares in the common stock of the Corporation held by it have a term of unlimited duration.

     The Corporation provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Corporation.

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

 3.1 Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 filed on October 4, 2000)

 3.2           Amended  and  Restated  Bylaws  of  Unity  Wireless   Corporation
               (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

 4.1           Form  of  warrant   agreement  re:  private  offering   investors
               (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 filed on October 4, 2000)

 4.2 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001

 4.3 Warrant from Unity Wireless Corporation to Crescent Communications Inc. dated June 26, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form SB-2 filed on October 4, 2000)

10.1 Asset Purchase Agreement dated October 6, 2000 among Unity Wireless Systems Corporation, a British Columbia, Canada corporation, 568608 B.C. Ltd., a British Columbia, Canada corporation, Traffic Systems, L.L.C., an Arizona limited liability company, Traffic Safety Products, Inc., an Arizona corporation and James L. Hill (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 23, 2000)

10.2 Intellectual Property License Agreement dated October 6, 2000 between Unity Systems as licensor and Traffic Systems as licensee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 23, 2000)

10.3 Share Purchase Agreement, dated November 16, 2000 among John Robertson, Mirza Kassam, Chris Neumann, Robert Fetherstonhaugh, Unity Wireless Corporation, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd., W. Hugh Notman (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 4, 2000)

10.4 Asset Purchase Agreement, dated for reference December 30, 2000, among Unity Wireless Integration Corporation as vendor, Lyma Sales & Management Corp. as purchaser and Unity Wireless Corporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 16, 2001)

10.5 Term Sheet dated January 31, 2001 between Unity Wireless Systems Corporation, a British Columbia, Canada corporation and Traffic Systems, L.L.C., an Arizona limited liability company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 16, 2001).

10.6           1999 Stock Option Plan, as amended

10.7           Recommended Stock Option Grant Policy for the Company

21.1           Subsidiaries of the Company.