Form 10QSB
period 2001-03-31
UNITY WIRELESS CORP
filed 2001-05-10
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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



     Number of shares of common stock outstanding at May 1, 2001: 25,743,153

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended March 31, 2001


                                                                                Page
                                                                                ----
Part I - Financial Information ................................................1

   ITEM 1. FINANCIAL STATEMENTS ...............................................1

      Unaudited Consolidated Balance Sheets ...................................1

      Unaudited Consolidated Statements of Operations and
        Comprehensive Income (Loss) ...........................................2

      Unaudited Consolidated Statements of Cash Flows .........................3

      Notes to the Unaudited Consolidated Financial Statements ................4

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  .........8

Part II - OTHER INFORMATION ..................................................11

  ITEM 1. LEGAL PROCEEDINGS ..................................................11

  ITEM 2. CHANGES IN SECURITIES ..............................................11

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................12

SIGNATURES ...................................................................14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                           UNITY WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           (expressed in U.S. dollars)


                                                                           March 31         Dec. 31
                                                                             2001             2000
------------------------------------------------------------------------------------------------------
                                                                         (unaudited)        (Note 1)
                                                                              $               $
ASSETS
Current assets
 Cash and cash equivalents                                                2,054,009        2,002,084
 Restricted cash                                                            100,000          100,000
 Accounts receivable (less allowance for doubtful accounts
   of $21,898 in 2001 and $4,245 in 2000)                                   131,313          232,591
 Loan receivable from related party                                         107,833          204,434
 Government grant receivable                                                  3,285           13,905
 Inventory (note 2)                                                         416,429          463,412
 Prepaid expenses                                                             7,137           14,309
 Other receivable                                                            61,500           61,500
------------------------------------------------------------------------------------------------------
                                                                          2,881,506        3,092,235

   Equipment, net                                                           199,437          221,651
   Goodwill                                                                 880,645          926,995
------------------------------------------------------------------------------------------------------
                                                                          3,961,588        4,240,881
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Bank indebtedness                                                           51,357          276,811
 Accounts payable and accrued liabilities (note 3)                          635,596          728,807
 Loans payable                                                              143,985           42,312
 Product warranty                                                           542,871          623,497
------------------------------------------------------------------------------------------------------
                                                                          1,373,809        1,671,427

   Loans payable                                                                  0          115,781
------------------------------------------------------------------------------------------------------
Total liabilities                                                         1,373,809        1,787,208
------------------------------------------------------------------------------------------------------
Stockholders' Equity
 Common stock, $0.001 par value 100,000,000 authorized,
    25,743,153 (2000 - 25,743,153) issued and outstanding                    25,743           25,743
 Additional paid-in capital                                              13,072,365       13,251,498
 Deferred stock compensation                                                      0          (89,719)
 Accumulated deficit                                                    (10,621,635)     (10,732,275)
 Other accumulated comprehensive gain (loss)                                111,306           (1,574)
------------------------------------------------------------------------------------------------------
                                                                          2,587,779        2,453,673
------------------------------------------------------------------------------------------------------
                                                                          3,961,588        4,240,881
------------------------------------------------------------------------------------------------------



Commitments and contingent liabilities (note 8)
Subsequent events (note 9)

See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                        Three months ended March 31
                                                                                        ---------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----
Net sales                                                                           $  1,392,947          $   54,678
Cost of goods sold (includes stock-based compensation (recovery)
  expense ($ 350) in 2001 and nil in 2000)                                               996,462              74,232
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         396,485             (19,554)
-------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Research and development (includes stock-based
    compensation  (recovery) expense ($ 24,636) in 2001 and $ 10,600 in 2000)             94,579             190,804
  Sales and marketing (includes stock-based compensation  (recovery)
    expense($ 10,973) in 2001 and $ 84,800 in 2000)                                       40,685             203,657
  Depreciation and amortization                                                           68,233              14,982
  Exchange (gain) loss                                                                   (54,999)              6,778
  Interest expense                                                                         1,068               7,452
  General and administrative (includes stock-based
    compensation (recovery) expense ($ 53,495) in 2001 and nil in 2000)                  173,511             231,743
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         323,077             655,416
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss) for the period                                                    73,408            (674,970)

Interest income                                                                           28,570               4,232

Other income                                                                               8,662                  57
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period                                                         110,640            (670,681)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
  Income (loss) for the period                                                           110,640            (670,681)
  Currency translation adjustment                                                        112,880              10,846
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                              223,520            (659,835)
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share (note 4):                                          0.004              (0.036)



See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                           Three months ended March 31
                                                                           ---------------------------
                                                                              2001               2000
Operating activities:
 Income (loss) from operations                                             110,640            (670,681)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of patents                                                     0              12,202
     Depreciation of equipment                                              21,883               2,780
     Amortization of goodwill                                               46,350                   0
     Stock based compensation                                              (89,454)             95,400
 Changes in non-cash working capital relating to operations:
     Accounts receivable                                                   101,278             (15,168)
     Government grant receivable                                            10,620                   0
     Investment tax credit receivable                                            0             123,245
     Inventory                                                              46,983             (11,725)
     Prepaid expenses                                                        7,172              (4,346)
     Accounts payable and accrued liabilities                              (93,211)            270,128
     Product warranty                                                      (80,626)              6,217
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         81,635            (191,948)


Investing activities:
  Acquisition of equipment                                                  (9,832)             (2,925)
  Increase in patents                                                            0                 350
  Related party advances                                                         0                 (83)
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                     (9,832)             (2,658)

Financing activities:
  Repayment of loan receivable                                              96,601                   0
  Bank overdraft                                                          (225,454)            (18,220)
  Repayment of loan payable                                                (14,108)           (362,192)
  Proceeds from loan payable                                                     0             499,533
  Cash proceeds from issued and to be issued common shares                       0           5,730,468
  Share issue costs                                                              0            (415,431)
-------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                     (142,961)          5,434,158

Effect of foreign exchange rate changes on cash and cash equivalents       123,083              10,846

Increase (decrease) in cash                                                 51,925           5,250,398

Cash, beginning of period                                                2,002,084              32,970

Cash, end of period                                                      2,054,009           5,283,368



See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2000.

     The Company has changed its name to Unity Wireless Corporation from Sonic Systems Corporation. It began using the new name as a "dba" in March, 2000, and formally changed its name by filing Articles of Amendment with the State of Delaware Secretary of State effective July 20, 2000.

     The Company's ability to realize the carrying value of its assets is dependent on achieving profitable operations, and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Company will require for the foreseeable future ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying values.

2.   Inventory:

     The components of inventory consist of the following:

                                                  March 31          December 31
                                                    2001                2000
                                                     $                   $
        ------------------------------------------------------------------------
        Raw materials                             325,477              248,863
        Work in progress                            1,274              195,504
        Finished goods                             89,678               19,045
        ------------------------------------------------------------------------
                                                  416,429              463,412
        ------------------------------------------------------------------------


3.   Accounts payable and accrued liabilities:

                                                  March 31          December 31
                                                    2001                2000
                                                      $                   $
        ------------------------------------------------------------------------
        Trade accounts payable                     428,522            468,866
        Employee compensation payable               18,997             -
        Accrued liabilities                        188,077            259,941
        ------------------------------------------------------------------------
                                                   635,596            728,807
        ------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Earnings per share data:

     The following  table sets forth the computation of basic and diluted income
     (loss) per share:

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2001               2000
      -----------------------------------------------------------------------------------------------
      Numerator
      Net income (loss) for the period ($)                                 110,640         (670,681)

      Denominator
      Weighted average number of common shares outstanding              25,743,153       20,616,582
        Adjusted                                                                 0        1,740,440
                                                                       -----------        ---------
                                                                        25,743,153       18,876,143

      Basic and diluted income (loss) per common share ($)                   0.004           (0.036)
      -----------------------------------------------------------------------------------------------


     For the 3-month period ended March 31, 2001, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

5.   Stock Option Plan:

     During the year ended December 31, 1998 the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of March 31, 2001 this maximum number was 6,435,788.

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                            Outstanding options
      ---------------------------------------------------------------------------------------------------
                                                Shares available    No. of common      Weighted average
                                                  under option      shares issuable     exercise price
      ---------------------------------------------------------------------------------------------------
      Balance, December 31, 2000                    1,981,123         4,454,666               0.77
      Options granted                                (941,667)          941,667               0.50
      Options expired                                 917,625          (917,625)              1.26
      ---------------------------------------------------------------------------------------------------
      Balance, March 31, 2001                       1,957,081         4,478,708               0.61
      ---------------------------------------------------------------------------------------------------


6.   Segmented information:

a.   Segment information:

     During the quarter ended March 31, 2001 the Company is operating only in the wireless product segment. During the quarter ended March 31, 2000, the Company was operating only in the acoustic product segment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


b.   Geographic information:

     Substantially all assets and operations are in Canada. A summary of sales by region is as follows:

                                             Three months ended March 31,
     ------------------------------------------------------------------------
                                              2001                  2000
     ------------------------------------------------------------------------
     Korea                             $     1,377              $       -
     Canada                                     10                     26
     United States                               6                     29
     ------------------------------------------------------------------------
     Total sales                       $     1,393              $      55
     ------------------------------------------------------------------------


c.   Major customers ($000):

     The approximate sales to major customers is as follows:

                                            Three months ended March 31,
     ---------------------------------------------------------------------
                                              2001                  2000
     ---------------------------------------------------------------------
     Customer A                          $     692                $     -
     Customer B                                588                      -
     ---------------------------------------------------------------------


7.   Warrants:

Under the consulting agreement between the Company and Mueller & Company, Inc. and Ideas Inc. ("Mueller and Ideas") dated as of July 1, 2000, 500,000 shares of common stock were issuable to Mueller and Ideas upon exercise of warrants at $2.06 per share. On January 1, 2001, the Company and Mueller and Ideas agreed to modify this agreement such that the number of warrants was reduced to 200,000 and the exercise price was reduced to $0.38. These warrants were valued using fair market value under FAS 123.

8.   Commitments and contingent liabilities:

a.   Lease commitments

The Company has the following future minimum lease commitments for premises and equipment:

                                                 $000
                                                 ----
      2001                                        64
      2002                                        83
      2003                                        81
      2004                                        78
      2005                                        52
                                                 ----
                                                 358

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



b.   Legal proceedings

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

9.   Subsequent events:

a. Further to Note 7 above, in April 2001 Mueller and Ideas agreed to provide additional services under the consulting agreement. The Company agreed to increase the number of warrants by 300,000, with the additional warrants exercisable into shares of common stock at a price of $0.29.

b. The Company agreed, pursuant to a term sheet dated January 31, 2001, that warranty obligations of its subsidiary Unity Wireless Systems Corporation ("UW Systems") for Sonem products already installed will be assumed by Traffic Systems, L.L.C. ("Traffic Systems"), the purchaser of the Company's Sonem business, in consideration of UW System's transfer of its equity interest in Traffic Systems and the Company's residual interest in the Sonem patents. The term sheet is attached as an exhibit to the Company's Form 8-K filed with the SEC on February 16, 2001. On April 30, 2001 UW Systems and Traffic Systems entered into a definitive agreement consummating the term sheet. The definitive agreement is attached as an exhibit to the Company's SB-2A which was filed on May 3, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation (the
"Company") should be read in conjunction with the Company's most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and in the SB-2A filed May 3, 2001; the 8-K's filed January 9, 2001, January 16, 2001 and February 16, 2001 (see Item 6. Exhibits and Reports on Form 8-K); and the 10-KSB for Dec. 31, 2000 filed on April 2, 2001.

OVERVIEW

     The Company is in the business of designing, developing and manufacturing high power linear RF amplifiers and specialized communications products that use traditional wireless channels. Prior to the introduction of its RF communications products, the Company had designed, manufactured, and sold an acoustic-based traffic signal preemption system under the trade name "Sonem". The Sonem product accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. In view of the Company's strategic repositioning toward RF wireless products during 2000, the Company, through its subsidiary Unity Wireless Systems Corporation, sold its Sonem business to Traffic Systems, L.L.C. on October 6, 2000. Accordingly, revenue from acoustic products ended in the third quarter of 2000.

     Also in late 1999, the Company increased its marketing efforts in Asia, resulting in a contract in the first quarter of 2000 with the Transportation Management Systems division of Orbital Sciences ("Orbital"). Under the Orbital contract, UW Integration, through its wholly owned subsidiary, UW Singapore, provided systems integration support, warranty and maintenance services for the Automatic Vehicle Management System ("AVMS") to be delivered by Orbital and Sanyo Trading Company to Singapore Bus Services Ltd. Revenue from this contract started in the quarter ended June 30, 2000, and continued for the rest of the year. As the Company continued to refocus upon RF communication products, the Orbital contract was assigned to Lyma Sales & Management Corp. on December 30, 2000, and therefore the Company has no further interest in any revenue resulting from the contract.

     In 1999 and 2000, the Company designed a specialized RF communication product with the trade mark "UniLinx", which it introduced commercially in the later part of 2000. This wireless IP (Internet Protocol) gateway was deployed in the traffic control market and the remote POS market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000 and continued for the rest of the year and into the first quarter of 2001.

     On November 16, 2000 the Company acquired Ultratech Linear Solutions Inc. ("Ultratech"), a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry. Its operations have been consolidated from the date of acquisition. The revenues from sales of Ultratech amplifiers from the company's inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. The Company received revenue from the sale of RF power amplifiers starting in the quarter ended December 31, 2000. Management expects that the Ultratech acquisition will have a significant positive impact on Company revenues in the current year and beyond.

     The Company has incurred net losses since it became active in July 1995. Losses resulted from low sales of the Company's Sonem traffic signal preemption system, combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies.

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

     With the completion of the Ultratech purchase, the discontinuance of the contract services (Singapore) business segment, and the ending of active participation in the Sonem product, the Company restructured its operations and staff complement to adjust for the needs of higher manufacturing volumes and development activities for its RF power amplifier products. The Company also reviewed other costs and eliminated expenditures not directly required to implement its RF wireless focus. Given the effectiveness of Ultratech's existing distribution channels and the potential for increased amplifier sales as the Company introduces these products in U.S., European, and additional Asian markets, management believes that losses from operations will diminish and be eliminated as the Company advances its business plan into the current year and beyond.


Results of Operations

(All amounts are in US dollars unless otherwise stated)

Quarters Ended March 31, 2001 and 2000

     Net Sales in the first quarter of 2001 increased by 2,448%, or $1,338,269, to $1,392,947 from $54,678 in the first quarter of 2000. This increase was due to net sales of $1,387,000 from RF amplifiers, and net sales of $5,947 from the UniLinx product. In the first quarter of 2000 net sales were derived entirely from the Sonem product.

     Cost of goods sold in the first quarter of 2001 increased by 1,242%, or $922,230, to $996,462 from $74,232 in the first quarter of 2000. The increase was due to cost of goods sold of $990,299 from sales of RF amplifiers, and $6,163 from sales of the UniLinx product. The gross margin for RF amplifiers was positive, which reflected the Company's acquisition of a going concern business. The gross margin for the UniLinx product was affected by introductory pricing and higher initial unit manufacturing resulting from low unit volumes. Stock compensation recovery was insignificant at $350.

     Research and development expenses in the first quarter of 2001 decreased by 50%, or $96,225, to $94,579 from $190,804 in the first quarter of 2000. This decrease was primarily due to R&D activities in the first quarter of 2001 comprising ongoing development of amplifier and UniLinx products. In the first quarter of 2000, the Company continued to invest in the development of the UniLinx-TM- wireless communications product, and started a project to improve the functionality and to reduce the unit cost of its Sonem product. $35,236 of the decrease was attributable to recovery of stock compensation expense resulting primarily from the effect of a lower stock price on variable plan stock options.

     Sales and marketing expenses in the first quarter of 2001 decreased by 80%, or $162,972, to $40,685 from $203,657 in the first quarter of 2000. The decrease was primarily attributable to the restructuring of sales and marketing staff to eliminate the Sonem product and Unity Wireless Integration marketing functions, to reduce UniLinx marketing staff including the project manager, and to provide an ongoing level of sales and marketing support for amplifier products. Also, $95,773 of the decrease was attributable recovery of stock compensation expense resulting from the effect of a lower stock price on variable plan stock options in 2001, and the award of below market options in 2000 to consummate previous commitments.

     Exchange loss (gain) in the first quarter of 2001 increased by $61,777 to ($54,999) from $6,778 the first quarter of 2000 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the first quarter of 2001 decreased by 25%, or $58,232, to $173,511 from $231,743 in the first quarter of 2000.
There was a stock compensation recovery of $53,495 resulting from the effect of a lower stock price on variable plan stock options during the first quarter of 2001. Other net decreases occurred due to staff and investor relations restructuring and reductions in legal, accounting, and audit expenses.

     Interest income in the first quarter of 2001 increased by 575%, or $24,338, to $28,570 from $4,232 in the first quarter of 2000. This increase results primarily from interest earned on the proceeds from the April, 2000 financing.


Liquidity and Capital Resources

     Since its inception, the Company has been dependent on investment capital as its primary source of liquidity. Prior to December 31, 2000, sales of the Company's Sonem traffic signal priority product, and sales of its UniLinx product, have provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at March 31, 2001 of $10,621,635. During the quarter ended March 31, 2001 the Company focused entirely on the wireless product segment, primarily its amplifier products, and achieved a net income of $110,640 (2000 - loss of $670,681). The Company also generated cash from operations of $81,635 (2000 - $191,948 in cash used). Operations to date have been primarily financed by equity.

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

     During the first quarter of 2001, the Company's cash position increased by $51,925 to $2,054,009 on March 31, 2001 from $2,002,084 on December 31, 2000.
The $81,635 provided by operations was comprised of an income $110,640, non-cash charges including $21,883 in depreciation and $46,350 in goodwill amortization. Stock-based compensation was a negative $89,454 during the quarter, primarily caused by the effect of a lower stock price on variable plan stock options. Other non-cash working capital changes included accounts receivable, which decreased by $101,278 primarily due to collections on letters of credit in payment of late December Ultratech sales, which had not cleared on December 31, 2000. Ongoing operations during the quarter resulted in an inventory decrease of $46,983 and a decrease in accounts payable and accrued liabilities of $93,211. The product warranty accrual decreased by $80,626 as the Company contributed to the replacement of previously installed Sonem systems.

     The Company's investing activities during the first quarter of 2001 amounted to $9,832, which was attributable to increased purchases of computing hardware and software.

     Financing activities include a repayment in the Cobratech loan receivable of $100,000, and the bank overdraft decreased by $225,454 due to a lower level of cheques outstanding at March 31, 2001 than at December 31, 2000. This operating loan was replaced in April, 2001 by a US $76,000 (Cdn $120,000)
operating line of credit from HSBC Bank Canada, at an interest rate of HSBC prime, and secured by an $80,000 guaranteed investment certificate.

     Other than operating loan commitments, the Company has no material commitments, including capital commitments, outstanding at March 31, 2001.


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

ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES

     Under the consulting agreement between the Company and Mueller & Company, Inc. and Ideas Inc. ("Mueller and Ideas") dated as of July 1, 2000, 500,000 shares of common stock were issuable to Mueller and Ideas upon exercise of warrants at $2.06 per share. On January 1, 2001, the Company and Mueller and Ideas agreed to modify this agreement such that the number of warrants was reduced to 200,000 and the exercise price was reduced to $0.38.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number         Description
     ------         -----------
      3.1           Amended and Restated  Certificate of  Incorporation of Unity
                    Wireless  Corporation  (incorporated by reference to Exhibit
                    3.1 to the Company's Form SB-2 filed on October 4, 2000)

      3.2 Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

      4.1 Form of warrant agreement re: private offering investors (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 filed on October 4, 2000)

      4.2 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

      4.3 Warrant from Unity Wireless Corporation to Crescent Communications Inc. dated June 26, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form SB-2 filed on October 4, 2000)

     10.1 Term Sheet dated January 31, 2001 between Unity Wireless Systems Corporation, a British Columbia, Canada corporation and Traffic Systems, L.L.C., an Arizona limited liability company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 16, 2001).

     10.2           1999  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

     10.3 Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)


(b)  Reports on form 8-K

     The Company filed a Current report on Form 8-K, on January 9, 2001, reporting a change in the Company's certifying accountant.

     The Company filed a Current report on Form 8-K, on January 16, 2001, reporting the disposition by its subsidiary Unity Wireless Integration Corporation of its assets and obligations The disposition was effected pursuant to an Asset Purchase Agreement, dated for reference December 30, 2000 (the "Asset Purchase Agreement"), among UWIC as vendor and Lyma Sales & Management Corp., a British Columbia, Canada company ("Lyma") as purchaser. Unity was also a party to the Asset Purchase Agreement.

     The Company filed a Current report on Form 8-K, on January 24, 2001, attaching a letter from Ernst & Young LLP commenting on the Form 8-K filed January 9, 2001.

     The Company filed a Current report on Form 8-K, on February 15, 2001, attaching financial statements of Ultratech Linear Solutions Inc. ("Ultratech") and proforma financial statements giving effect to the combination of Unity Wireless and Ultratech prior to its acquisition by the Company.

     The Company filed a Current report on Form 8-K, on February 16, 2001, announcing a Term Sheet dated January 31, 2001 between Unity Wireless Systems Corporation, a British Columbia, Canada corporation and Traffic Systems, L.L.C., an Arizona limited liability company.

     The Company filed a Current report on Form 8-K, on March 8, 2001, amending the Form 8-K filed January 16, 2001 to provide comments on proforma information in regard to the disposition of the assets and liabilities of Unity Wireless' wholly-owned subsidiary, Unity Wireless Integration Corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITY WIRELESS CORPORATION
                                             (Registrant)

                                      /s/ ROLAND SARTORIUS
                                      ---------------------------
                                      Roland Sartorius, Secretary
                                      (duly authorized Officer)

                                      Date: May 10, 2001

                                 EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------
      3.1           Amended and Restated  Certificate of  Incorporation of Unity
                    Wireless  Corporation  (incorporated by reference to Exhibit
                    3.1 to the Company's Form SB-2 filed on October 4, 2000)

      3.2 Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

      4.1 Form of warrant agreement re: private offering investors (incorporated by reference to Exhibit 4.1 to the Company's Form SB-2 filed on October 4, 2000)

      4.2 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

      4.3 Warrant from Unity Wireless Corporation to Crescent Communications Inc. dated June 26, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Form SB-2 filed on October 4, 2000)

     10.1 Term Sheet dated January 31, 2001 between Unity Wireless Systems Corporation, a British Columbia, Canada corporation and Traffic Systems, L.L.C., an Arizona limited liability company (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 16, 2001).

     10.2           1999  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

     10.3 Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)