Form 10QSB
period 2001-06-30
UNITY WIRELESS CORP
filed 2001-08-14
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission file number O-30620


                           UNITY WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      91-1940650
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)


                              7438 Fraser Park Dr.
                   Burnaby, British Columbia, Canada V5J 5B9
                    (Address of principal executive offices)

                                 1 800 337-6642
                           (Issuer's Telephone Number)



 Number of shares of common stock outstanding at July 31, 2001: 25,768,153

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2001



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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           UNITY WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           (expressed in U.S. dollars)


                                                                                   June 30         Dec. 31
                                                                                    2001             2000
----------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)        (Note 1)
                                                                                        $               $
ASSETS
Current assets
  Cash and cash equivalents                                                         1,448,690        2,002,084
  Restricted cash (note 3)                                                             80,000          100,000
  Accounts receivable (less allowance for doubtful accounts
    of $22,799 in 2001 and $4,245 in 2000)                                            163,875          232,591
  Loan receivable                                                                      85,610          204,434
  Government grant receivable                                                             172           13,905
  Inventory (note 2)                                                                  280,671          463,412
  Prepaid expenses                                                                     33,830           14,309
  Other receivable                                                                     30,750           61,500
----------------------------------------------------------------------------------------------------------------
                                                                                    2,123,598        3,092,235

   Equipment, net                                                                     248,651          221,651
   Goodwill                                                                           834,295          926,995
----------------------------------------------------------------------------------------------------------------
                                                                                    3,206,544        4,240,881
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank indebtedness (note 3)                                                          241,939          276,811
  Accounts payable and accrued liabilities (note 4)                                   441,266          728,807
  Loans payable                                                                        74,451           42,312
  Product warranty                                                                    151,797          623,497
----------------------------------------------------------------------------------------------------------------
                                                                                      909,453        1,671,427

   Loans payable                                                                            0          115,781
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     909,453        1,787,208
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, $0.001 par value 100,000,000 authorized,
     25,768,153 (2000 - 25,743,153) issued and outstanding                            25,768           25,743
   Additional paid-in capital                                                      13,393,508       13,251,498
   Deferred stock compensation                                                              0          (89,719)
   Accumulated deficit                                                            (11,237,439)     (10,732,275)
   Other accumulated comprehensive gain (loss)                                        115,254           (1,574)
----------------------------------------------------------------------------------------------------------------
                                                                                    2,297,091        2,453,673
----------------------------------------------------------------------------------------------------------------
                                                                                    3,206,544        4,240,881
----------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (note 10)


See accompanying notes to consolidated financial statements


                                                 UNITY WIRELESS CORPORATION

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE INCOME (LOSS)
                                                   (expressed in U.S. dollars)

                                                          (Unaudited)

                                                                    Three months ended June 30         Six months ended June 30
                                                                      2001              2000            2001             2000
Net sales                                                           570,559               0           1,963,506               0
Cost of goods sold (6 months data includes stock-based
  compensation (recovery) expense ($350) in 2001
  and $ nil in 2000)                                                336,802               0           1,382,802               0
---------------------------------------------------------------------------------------------------------------------------------
                                                                    233,757               0             580,704               0
---------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Research and development (6 months data includes stock-based
    compensation  expense $33,985  in 2001 and $10,600 in 2000)     218,304               0             312,883               0
  Sales and marketing (6 months data includes stock-based
    compensation expense $25,897  in 2001 and $84,800 in 2000)       139,987              0             180,672               0
  Depreciation and amortization                                      73,250           3,022             141,483           5,802
  Exchange (gain) loss                                              (20,320)              0             (75,318)              0
  Interest expense                                                    1,151           5,375               2,219          12,827

  General and administrative (6 months data includes
   stock-based compensation expense $165,183 in 2001
   and $nil in 2000)                                                661,840         372,606             835,350         604,350
---------------------------------------------------------------------------------------------------------------------------------
                                                                  1,074,212         381,003           1,397,289         622,979
---------------------------------------------------------------------------------------------------------------------------------

Operating loss for the period                                      (840,455)       (381,003)           (816,585)       (622,979)

  Interest income                                                     6,069          53,028              34,639          57,261
  Other income                                                          616               0               9,278              56
  Provision for income taxes                                              0               0                   0               0
---------------------------------------------------------------------------------------------------------------------------------
    Loss from continuing operations                                (833,770)       (327,975)           (772,668)       (565,662)
---------------------------------------------------------------------------------------------------------------------------------
   Gain (loss) from discontinued operations (note 5)                217,966        (728,809)            267,504      (1,161,805)
---------------------------------------------------------------------------------------------------------------------------------
   Loss for period                                                 (615,804)     (1,056,784)

Comprehensive income (loss):
  Loss for the period                                              (615,804)     (1,056,784)           (505,164)     (1,727,467)
  Currency translation adjustment                                     3,948          38,968             116,828          49,815
---------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                              (611,856)     (1,017,816)           (388,336)     (1,677,652)
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share (note 6):
  Continuing operations                                              (0.032)         (0.015)             (0.030)         (0.028)
    Discontinued operations                                           0.008          (0.032)              0.010          (0.056)
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                              (0.024)         (0.047)             (0.020)         (0.084)
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                             Six months ended June 30
                                                                               2001             2000
Operating activities:
    Loss for period                                                         (505,164)        (1,727,466)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Amortization of patents                                                   -             26,183
         Depreciation of equipment                                            48,783              5,802
         Amortization of goodwill                                             92,700                  -
         Shares issued for service                                             7,000                  -
         Stock based compensation                                            225,415             95,400
    Changes in non-cash working capital relating to operations:
         Accounts receivable                                                  68,716            (54,142)
         Government grant receivable                                          13,733             (4,076)
         Investment tax credit receivable                                          -            123,245
         Inventory                                                           182,741            212,561
         Prepaid expenses                                                    (19,521)           (28,280)
         Accounts payable and accrued liabilities                           (287,541)           359,089
         Income taxes payable                                                      -              5,999
         Product warranty                                                   (471,700)            31,192
----------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                   (644,838)          (954,493)


Investing activities:
    Acquisition of equipment                                                 (77,278)           (42,407)
    Increase in patents                                                            -              6,701
    Other receivables                                                         30,750                  -
    Related party advances                                                         -                (58)
----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                    (46,528)           (35,764)

Financing activities:
    Repayment of loan receivable                                             118,824                  -
    Restricted cash                                                           20,000                  -
    Bank overdraft                                                           (34,872)           (18,220)
    Repayment of loan payable                                                (83,642)          (597,809)
    Proceeds from loan payable                                                     -            497,898
    Cash proceeds from issued and to be issued common shares                       -          6,307,394
    Share issue costs                                                              -           (415,431)
----------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                 20,310          5,773,832

Effect of foreign exchange rate changes on cash and cash equivalents         117,662             49,815

Increase (decrease) in cash                                                 (553,394)         4,833,390

Cash, beginning of period                                                  2,002,084             32,970

Cash, end of period                                                        1,448,690          4,866,360


See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete set of annual financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2000 and the Company's report on Form 10-QSB for the quarter ended March 31, 2001.

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


2.   Inventory:

     The components of inventory consist of the following:

                                                    June 30         December 31
                                                      2001              2000
                                                        $                 $
        ----------------------------------------------------------------------

        Raw materials                              267,704            248,863
        Work in progress                            -                 195,504
        Finished goods                              12,967             19,045
        ----------------------------------------------------------------------
                                                   280,671            463,412
        ----------------------------------------------------------------------

3.   Bank indebtedness:

     The Company has a $66,072 ($Cdn 125,000) demand revolving loan with HSBC Bank Canada Inc. with an interest rate of Canadian prime plus 0.25% per annum. The loan is secured by a $80,000 term deposit with the HSBC Bank Canada Inc.

     Canadian bank prime rate at June 30, 2001 was 6.25%.

     On May 1, 2001, the Company replaced an existing demand revolving loan with Royal Bank of Canada with a demand revolving loan from HSBC Bank Canada Inc.

4.   Accounts payable and accrued liabilities:

                                                   June 30       December 31
                                                     2001           2000
                                                       $              $
        -------------------------------------------------------------------
        Trade accounts payable                      258,009        468,866
        Accrued liabilities                         183,257        259,941
        -------------------------------------------------------------------
                                                    441,266        728,807
        -------------------------------------------------------------------

5.   Loss from discontinued operations:

     During 2001, the Company focused mainly on designing, developing and marketing high power linear RF amplifiers after it completed the sale of UW Integration Inc. (intelligent transportation systems) on December 30, 2000.

     On October 6, 2000, the Company also disposed of its acoustic emergency traffic preemption business to Traffic Systems LLC ("Traffic Systems"), an Arizona corporation. The Company sold or licensed substantially all of its assets and undertaking involved in its acoustic emergency traffic preemption business. As consideration, the Company received a 37% interest in the purchaser, Traffic Systems, and was entitled to receive up to $2,000,000, subject to certain upward adjustments, payable in quarterly installments equal to 10% of the gross profits of Traffic Systems for the relevant quarter. The Company did not record the $2,000,000 consideration as it was contingent on Traffic Systems generating gross profits. The Company also wrote off its investments in Traffic Systems as of December 31, 2000 because of uncertainty with regard to future operations, profitability and cash flow of Traffic Systems. Since the Company had a 37% interest in Traffic Systems over which it could exert significant influence, the sale of acoustic business was not considered to be discontinued operations. On April 30, 2001, the Company disposed of its 37% interest in Traffic System and all remaining intellectual property related to the acoustic business and in return the purchaser assumed the warranty liability related to Acoustic business. The warranty as at June 30, 2001 was estimated to be $383,091. As a result, the Company has no direct or indirect continuing interest in the acoustic business. For the three months ended June 30, 2001, the income from operations prior to the disposition of the Sonem business was nil and the gain on disposition of the business was $383,091. For the six months ended June 30, 2001, the income from operations prior to the disposition of the Sonem business was $49,538.

     On June 12, 2001, the Company also disposed of its last non-amplifier operation, the Unilinx business, to Horton Automation Inc. ( "Horton"), a British Columbia, Canada corporation. The Company sold all of its assets and undertakings involved in the Unilinx business. The assets involved include inventory, equipment and intellectual property of the business. The purchase price is being paid over time on a percentage of future sales basis within a period of two years until June 12, 2003. The Company has not recorded the consideration as it is contingent on Horton generating sales for the Unilinx product. Consequently the Company recorded a loss of $165,125 on the disposition of the Unilinx business. For the three months and six months ended June 30, 2001, the income from operations prior to the disposition of the Unilinx business was nil and the loss on disposition of the business was $165,125.

6.   Earnings per share data:

     The following  table sets forth the computation of basic and diluted income
     (loss) per common share:

                                                                    Three months ended June 30         Six months ended June 30
                                                                      2001            2000            2001             2000
     Numerator
     Loss from continuing operations ($)                           (833,770)        (327,975)         (722,668)          (565,662)
     Gain (Loss) from discontinued operations ($)                   217,966         (728,809)          267,504         (1,161,805)
------------------------------------------------------------------------------------------------------------------------------------
     Loss for period ($)                                           (615,804)      (1,056,784)         (505,164)        (1,727,467)

     Denominator
     Weighted average number of common shares outstanding        25,745,626       24,061,692        25,744,396         22,339,137

     Adjusted                                                             0        1,562,418                 0          1,651,429
------------------------------------------------------------------------------------------------------------------------------------
                                                                 25,745,626       22,499,274        25,744,396         20,687,708

     Basic and diluted gain (loss) per common share  ($):
        Continuing operations                                        (0.032)          (0.015)           (0.030)            (0.028)
        Discontinued operations                                       0.008           (0.032)            0.010             (0.056)
------------------------------------------------------------------------------------------------------------------------------------
     Basic and diluted loss per common share ($)                     (0.024)          (0.047)           (0.020)            (0.084)

     For the 6-month period ended June 30, 2001, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

7.   Stock Option Plan:

     During the year ended December 31, 1998 the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of June 30, 2001 this maximum number was 6,442,038.

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                               Outstanding options
        ----------------------------------------------------------------------------------------------------
                                                   Shares available    No. of common      Weighted average
                                                     under option      shares issuable     exercise price
        ----------------------------------------------------------------------------------------------------
        Balance, December 31, 2000                    1,981,123         4,454,666               0.77
        Options granted                              (1,493,667)        1,493,667               0.45
        Options expired                               1,730,083        (1,730,083)              1.28
        Change in number of authorized options            6,249                 -                  -
        ----------------------------------------------------------------------------------------------------
        Balance, June 30, 2001                        2,223,788         4,218,250               0.45
        ----------------------------------------------------------------------------------------------------


8.   Segmented information:

     a.   Segment information:

          During the 6 months ended June 30, 2001 the Company was operating only in the wireless product segment.

     b.   Geographic information ($000):

          Substantially all assets and operations are in Canada. A summary of sales by region is as follows:

                                                    Six months ended June 30,
        ------------------------------------------------------------------------
                                                   2001                  2000
        ------------------------------------------------------------------------
         Korea                                $   1,821                $     -
         Canada                                      17                      -
         United States                              126                      -
        ------------------------------------------------------------------------
         Total sales                          $   1,964                $     -
        ------------------------------------------------------------------------

     c.   Major customers ($000):

          The approximate sales to major customers is as follows:

                                                    Six months ended June 30,
        ------------------------------------------------------------------------
                                                   2001                  2000
        ------------------------------------------------------------------------
         Customer A                           $     852                $     -
         Customer B                                 810                      -
        ------------------------------------------------------------------------

9.   Warrants:

     Under the consulting agreement between the Company and Mueller & Company, Inc. and Ideas Inc. ("Mueller and Ideas") dated as of July 1, 2000, 500,000 shares of common stock were issuable to Mueller and Ideas upon exercise of warrants at $2.06 per share. On January 1, 2001, the Company and Mueller and Ideas agreed to modify this agreement such that the number of warrants was reduced to 200,000 and the exercise price was reduced to $0.38. On April 1, 2001 Mueller and Ideas agreed to provide additional services under the consulting agreement. The Company agreed to increase the number of warrants by 300,000, with the additional warrants exercisable into shares of common stock at a price of $0.29. These warrants were valued using fair market value under FAS 123.

10.  Commitments and contingent liabilities:

     a.   Lease commitments

          The Company has the following future minimum lease commitments for premises and equipment:

                                                         $000
                                                         ----
             2001                                         44
             2002                                         86
             2003                                         85
             2004                                         82
             2005                                         53
                                                          --
                                                         350

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

     In 1999 and 2000, the Company designed a specialized RF communication product with the trade mark "UniLinx", which it introduced commercially in the later part of 2000. This wireless IP (Internet Protocol) gateway was deployed in the traffic control market and the remote POS market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000 and continued for the rest of the year and into the first quarter of 2001. In order to focus solely on the RF communication products, the Company sold the UniLinx business and assets on June 12, 2001 to Horton Automation Inc. ("Horton") for Cdn $150,000 , which is payable on a percentage of unit sales by Horton. Consequently, revenue from the Unilinx business ended in second quarter on 2001.

     On November 16, 2000 the Company acquired Ultratech Linear Solutions Inc. ("Ultratech"), a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry. Its operations have been consolidated from the date of acquisition. The revenues from sales of Ultratech amplifiers from its inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. The Company received revenue from the sale of RF power amplifiers starting in the quarter ended December 31, 2000. Management expects that the Ultratech acquisition will have a significant positive impact on Company revenues in the current year and beyond.

     The Company has incurred net losses since it became active in July 1995. Losses resulted from low sales of the Company's Sonem traffic signal preemption system, combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies.

     Losses continued into 2000 as the Company's revenue from Sonem sales, and the later revenue from UniLinx and the Orbital contract, did not exceed expenditures for research and development, marketing, and general and administrative activities. In the first half of 2000 the Company became a registrant with the SEC, requiring additional expenditures on legal and accounting services. Also, up to the time of the sale of the Sonem product, the Company made further development expenditures on this product to improve performance and to reduce unit costs. Marketing and additional development costs were also incurred on the UniLinx product.

     With the completion of the Ultratech purchase, the discontinuance of the contract services (Singapore) business segment, the ending of active participation in the Sonem product, the sale of the Unilinx business, the has Company restructured its operations and staff complement to adjust for the needs of higher manufacturing volumes and development activities for its RF power amplifier products. The Company has also reviewed other costs and eliminated expenditures not directly required to implement its RF wireless focus. Given the effectiveness of Ultratech's existing distribution channels and the potential for increased amplifier sales as the Company introduces these products in U.S., European, and additional Asian markets, management believes that losses from operations will diminish and be eliminated as the Company advances its business plan into the current year and beyond.


Results of Operations

(All amounts are in US dollars unless otherwise stated)

     As mentioned in Note 5 of the Notes to Consolidated Statements and in the Overview Section of Management's Discussion and Analysis or Plan of Operation above, the Company operations in 2001 related mainly to the designing, developing and marketing of high power linear RF amplifiers after the discontinuance of the Sonem, Unilinx and UW Integration operations.

     Due to this restructuring of operations, there are no comparative numbers and analysis for the periods, 3 months ended June 30, 2000 and 6 months ended June 30, 2000.

Three Months Ended June 30, 2001

     Net Sales in the second quarter of 2001 from sales of RF amplifiers were $570,559.

     Cost of goods sold in the second quarter of 2001 amounted to $336,802. The gross margin of $233,757 or 41% of Net Sales reflects lower commissions paid to distributors due to a lower volume of sales operation. Stock compensation expense from the variable plan stock options was nil in the second quarter of 2001.

     Research and development expenses in the second quarter of 2001 were $218,304. This amount was primarily due to the focus on R&D activities in the second quarter of 2001 comprising the hiring of senior level engineering positions and the development of additional RF amplifier products. Stock compensation expense from the variable plan stock options was $58,621 in the second quarter of 2001.

     Sales and marketing expenses in the second quarter of 2001 amounted $139,987. The costs were primarily attributable to the restructuring of sales and marketing staff to eliminate UniLinx marketing staff and an increase in the level of sales and marketing support for RF amplifier products, which included hiring senior level marketing and sales positions, revamping corporate promotional material and attendance at various industry trade shows. Stock compensation expense from the variable plan stock options was $36,870 in the second quarter of 2001 .

     Exchange gain in the second quarter of 2001 was $20,320 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the second quarter of 2001 were $661,840. Expenses occurred due to non-recurring legal and regulatory related costs associated with restructuring the operations of the Company in 2001 as well as increased investor relations and corporate finance activities. Stock compensation expense from the variable plan stock options was $218,678 in the second quarter of 2001.

     Interest income in the second quarter of 2001 generated $6,069. This amount results primarily from interest earned from term deposits.

     Net gain from discontinued operations amounted to $217,966. A loss of $165,125 is attributable to sale of the Unilinx business on May 1, 2001 and a gain of $383,091 resulted on the sale of the Sonem business from a reduction of the warranty accrual for the Sonem product due to the replacement of previously installed Sonem systems and the sale of the remaining interest in the Sonem business.

Six Months Ended June 30, 2001

     Net Sales in the first 6 months of 2001 amounted to $1,963,506 from the sales of RF amplifiers.

     Cost of goods sold in the first 6 months of 2001 was $1,382,802 . The gross margin amounted to $580,704 or 30% of Net Sales.

     Research and development expenses in the first 6 months of 2001 were $312,883. These expenses are primarily due to the hiring of senior level engineering positions and the development of additional amplifier products. Stock compensation expense from the variable plan stock options was $33,985 in the first 6 months of 2001 .

     Sales and marketing expenses in the first 6 months of 2001 amounted to $180,672. The costs were primarily attributable to the restructuring of sales and marketing staff to eliminate the UniLinx marketing staff and ramp up in the level of sales and marketing support for amplifier products, which included hiring senior level marketing and sales positions, revamping corporate promotional material and attendance at various industry trade shows. Stock compensation expense from the variable plan stock options was $25,897 in the first 6 months of 2001.

     Exchange gain in the first 6 months of 2001 was $75,318 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the first 6 months of 2001 were $835,350. Non-recurring legal and regulatory related expenses associated with restructuring the operations of the Company in 2001 as well as increased investor relations and corporate finance activities were incurred. Stock compensation expense from the variable plan stock options was $165,183 in the first 6 months of 2001.

     Interest income in the first 6 months of 2001 generated $34,639. This amount results primarily from interest earned term deposits

     Net gain from discontinued operations amounted to $267,504. A loss of $165,125 is attributable to sale of the Unilinx business on May 1, 2001 and a gain of $432,629 resulted on the sale of the Sonem business from a reduction of the warranty accrual for the Sonem product due to the replacement of previously installed Sonem systems and the sale of the remaining interest in the Sonem business.

Liquidity and Capital Resources

     Since its inception, the Company has been dependent on equity capital as its primary source of funding. Prior to December 31, 2000, sales of the Company's Sonem traffic signal priority product, and sales of its UniLinx product, has provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at June 30, 2001 of $11,237,439. During the first 6 months ended June 30, 2001 the Company focused entirely on the wireless product segment, primarily its amplifier products, and incurred a net loss, after stock-based compensation expense, of $505,164 (2000 - loss of $1,727,466). The Company also used cash from operations of $644,830 (2000 - $954,493 in cash used). Operations to date have been primarily financed by equity.

     The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The auditors report on the December 31, 2000 consolidated financial statements includes an explanatory paragraph that states that as the Company has suffered recurring losses from operations, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first 6 months of 2001, the Company's cash position decreased by $553,394 to $1,448,690 on June 30, 2001 from $2,002,084 on December 31, 2000.
The $644,838 used by operations was comprised of a net loss $505,164, and non-cash charges including $48,783 in depreciation and $92,700 in goodwill amortization. Stock-based compensation expense was $225,415 during the first 6 months. Other significant non-cash working capital changes included accounts receivable, which decreased by $68,716 primarily due to collections. Ongoing operations during the first 6 months resulted in an inventory decrease of $182,741 and a decrease in accounts payable and accrued liabilities of $287,541. The product warranty accrual decreased by $471,700 as the Company contributed to the replacement of previously installed Sonem systems.

     The Company's investing activities during the first 6 months of 2001 amounted to $46,528, which was mainly attributable to increased purchases of computing hardware and software.

     Financing activities during the first 6 months included a repayment in the Cobratech loan receivable of $118,824 and the bank overdraft decreased by $34,872 due to a lower level of cheques outstanding at June 30, 2001 than at December 31, 2000. The operating loan was replaced in April, 2001 by a US $66,072 (Cdn $125,000) operating line of credit from HSBC Bank Canada, at an interest rate of HSBC prime, and secured by an $80,000 guaranteed investment certificate.

     Other than operating loan commitments, the Company has no material commitments, including capital commitments, outstanding at June 30, 2001.


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

     It is the Company's view that the claim has little, if any, merit and does not expect the outcome of the proceedings to have any material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

     Under the consulting agreement between the Company and Mueller & Company, Inc. and Ideas Inc. ("Mueller and Ideas") dated as of July 1, 2000, 500,000 shares of common stock were issuable to Mueller and Ideas upon exercise of warrants at $2.06 per share. On January 1, 2001, the Company and Mueller and Ideas agreed to modify this agreement such that the number of warrants was reduced to 200,000 and the exercise price was reduced to $0.38. On April 1, 2001 Mueller and Ideas agreed to provide additional services under the consulting agreement. The Company agreed to increase the number of warrants by 300,000, with the additional warrants exercisable into shares of common stock at a price of $0.29.

     On June 22, 2001 the Company and Robert W. Singer ("Singer") entered into a consulting agreement under which Singer agreed to provide services in exchange for an up front consulting fee of US $7,000, which was paid through the issuance of 25,000 restricted shares in the common stock of the Company at a value of US $0.28 per share.

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

     Exhibit
     Number         Description
     ------         -----------
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

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITY WIRELESS CORPORATION
                                               (Registrant)

                                        /s/ ROLAND SARTORIUS
                                        ------------------------------------
                                        Roland Sartorius, Chief Financial
                                        Officer and Secretary
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                        Date: August 14, 2001

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