Form 10QSB
period 2001-09-30
UNITY WIRELESS CORP
filed 2001-11-14
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


        7438 Fraser Park Dr., Burnaby, British Columbia ,Canada , V5J 5B9
                    (Address of principal executive offices)

                                 1 800 337-6642
                           (Issuer's Telephone Number)



  Number of shares of common stock outstanding at October 31, 2001: 25,768,153

                            INDEX TO THE FORM 10-QSB
                For the quarterly period ended September 30, 2001



Part I - Financial Information ................................................1

   ITEM 1. FINANCIAL STATEMENTS ...............................................1

      Unaudited Consolidated Balance Sheets ...................................1

      Unaudited Consolidated Statements of Operations and
        Comprehensive Income (Loss) ...........................................2

      Unaudited Consolidated Statements of Cash Flows .........................3

      Notes to the Unaudited Consolidated Financial Statements ................4

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  .........9

Part II - OTHER INFORMATION ..................................................14

  ITEM 1. LEGAL PROCEEDINGS ..................................................14

  ITEM 2. CHANGES IN SECURITIES ..............................................14

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................15

SIGNATURES ...................................................................16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           UNITY WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           (expressed in U.S. dollars)


                                                                                  Sept. 30         Dec. 31
                                                                                    2001             2000
-----------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)       (Note 1)
                                                                                        $               $
ASSETS
Current assets
Cash and cash equivalents                                                         800,307        2,002,084
Restricted cash (note 3)                                                           80,000          100,000
Accounts receivable (less allowance for doubtful accounts
   of $21,880 in 2001 and $4,245 in
2000)                                                                             400,604          232,591
Loan receivable                                                                    51,722          204,434
Government grant receivable                                                        37,111           13,905
Inventory (note 2)                                                                423,253          463,412
Prepaid expenses                                                                   26,343           14,309
Other receivable                                                                   31,191           61,500
-----------------------------------------------------------------------------------------------------------
                                                                                1,850,531        3,092,235

      Equipment, net                                                              232,830          221,651
      Goodwill                                                                    787,946          926,995
-----------------------------------------------------------------------------------------------------------
                                                                                2,871,307        4,240,881
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 3)                                                        240,156          276,811
Accounts payable and accrued liabilities (note 4)                                 650,065          728,807
Loans payable                                                                      74,451           42,312
Product warranty                                                                   31,705          623,497
-----------------------------------------------------------------------------------------------------------
                                                                                  996,377        1,671,427

   Loans payable                                                                        -          115,781
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                 996,377        1,787,208
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
 Common stock, $0.001 par value 100,000,000 authorized,
    25,768,153 (2000 - 25,743,153) issued and outstanding                          25,768           25,743
 Additional paid-in capital                                                    13,343,824       13,251,498
 Deferred stock compensation                                                            0          (89,719)
 Accumulated deficit                                                          (11,638,022)     (10,732,275)
 Other accumulated comprehensive gain (loss)                                      143,360           (1,574)
-----------------------------------------------------------------------------------------------------------
                                                                                1,874,930        2,453,673
-----------------------------------------------------------------------------------------------------------
                                                                                2,871,307        4,240,881
-----------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (note 10)

See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                           (expressed in U.S. dollars)

                                   (Unaudited)


                                                                  Three months ended September 30    Nine months ended September 30
                                                                         2001           2000             2001            2000
Net sales                                                              972,037             0          2,935,543               0
Cost of goods sold (3 months data includes stock-based
 compensation expenses $nil in 2001 and $nil in 2000;
 9 months data includes stock-based compensation (recovery)
 expense $(350) in 2001 and $ nil in 2000)                             632,979             0          2,015,781               0
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       339,058             0            919,762               0
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
Research and development (3 months data includes stock-based compensation expenses $3,558 in 2001 and $nil in 2000;
  9 months data includes stock-based compensation expense
  $37,543 in 2001 and $nil in 2000)                                    213,647             0            526,530               0
Sales and marketing (3 months data includes stock-based
  compensation expenses $(7,636) in 2001 and $nil in 2000;
  9 months data includes stock-based compensation expense
  $18,261 in 2001 and $nil in 2000)                                    116,050             0            296,722               0
Government grant                                                       (37,908)            0            (37,908)              0
Depreciation and amortization                                           74,382         5,357            215,865          11,159
Exchange (gain) loss                                                    (5,661)            0            (80,979)              0
Interest expense                                                         1,222         4,846              3,441          17,673
General and administrative (3 months data includes stock-based compensation expenses $(45,606) in 2001 and $659,111 in 2000;
  9 months data includes stock-based compensation expense
  $119,577 in 2001 and $659,111 in 2000)                               388,703     1,020,841          1,224,053       1,625,190
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       750,435     1,031,044          2,147,724       1,654,022
-----------------------------------------------------------------------------------------------------------------------------------

Operating loss for the period                                         (411,377)   (1,031,044)        (1,227,962)     (1,654,022)
Interest income                                                          7,993        49,152             42,632         106,413
Other income                                                             2,801             0             12,079              56
Provision for income taxes                                                   0             0                  0               0
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                       (400,583)     (981,892)        (1,173,251)     (1,547,553)
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) from discontinued operations (note 5)                            0      (398,477)           267,504      (1,560,284)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Loss for the period                                                   (400,583)   (1,380,369)          (905,747)     (3,107,837)

Comprehensive income (loss):
Loss for the period                                                   (400,583)   (1,380,369)          (905,747)     (3,107,837)
Currency translation adjustment                                         28,106        57,610            144,934         107,425
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                                 (372,477)   (1,322,759)          (760,813)     (3,000,412)
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share (note 6):
  Continuing operations                                                 (0.016)       (0.041)            (0.046)         (0.071)
  Discontinued operations                                                    -        (0.017)             0.010          (0.072)
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                                 (0.016)       (0.058)            (0.036)         (0.143)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (expressed in U.S. dollars)
                                   (Unaudited)



                                                                              Nine months ended September 30
                                                                                 2001               2000
Operating activities:
  Loss for period                                                              (905,747)        (3,107,837)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization of patents                                                         -             40,136
      Depreciation of equipment                                                  76,816             11,159
      Amortization of goodwill                                                  139,049                  -
      Write down of inventory                                                         -            282,416
      Shares issued for service                                                   7,000             49,390
      Stock based compensation                                                  175,031            726,242
  Changes in non-cash working capital relating to operations:
      Accounts receivable                                                      (168,013)           (29,463)
      Government grant receivable                                               (23,206)             2,417
      Investment tax credit receivable                                                -            123,245
      Inventory                                                                  40,159            (29,224)
      Prepaid expenses                                                          (12,034)           (66,964)
      Accounts payable and accrued liabilities                                  (78,742)          (169,199)
      Deferred revenue                                                                -            301,080
      Income taxes payable                                                            -             17,729
      Product warranty                                                         (591,792)            31,066
-------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                      (1,341,479)        (1,817,807)

Investing activities:
  Short term deposits                                                                 -           (300,000)
  Acquisition of equipment                                                      (99,290)          (145,810)
  Decrease in patents                                                                 -             14,932
  Other receivables                                                              30,309                  -
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                         (68,981)          (430,878)

Financing activities:
  Repayment of loan receivable                                                  152,712                  -
  Restricted cash                                                                20,000                  -
  Repayment of bank  indebtedness                                                     -            (18,220)
  Bank overdraft                                                                (36,655)                 -
  Repayment of loan payable                                                     (83,642)          (515,533)
  Proceeds from loan payable                                                          -            496,463
  Cash proceeds from issued and to be issued common shares                            -          5,775,000
-------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      52,415          5,737,710

Effect of foreign exchange rate changes on cash and cash equivalents            156,268            107,484

Increase (decrease) in cash                                                  (1,201,777)         3,596,509

Cash, beginning of period                                                     2,002,084             32,970

Cash, end of period                                                             800,307          3,629,479


See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete set of annual financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2000 and the Company's report on Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001.

The Company's ability to realize the carrying value of its assets is dependent on achieving profitable operations, and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Company will require for the foreseeable future ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying values. There can be no assurance that adequate capital infusion will be available.


2.   Inventory:

The components of inventory consist of the following:

                                                 September 30       December 31
                                                    2001                2000
                                                      $                   $
--------------------------------------------------------------------------------
Raw materials                                    313,622              248,863
Work in progress                                  60,535              195,504
Finished goods                                    49,096               19,045
--------------------------------------------------------------------------------
                                                 423,253              463,412
--------------------------------------------------------------------------------


3.   Bank indebtedness:

The Company has a $79,263 ($Cdn 125,000) demand revolving loan with HSBC Bank Canada Inc. with an interest rate of Canadian prime plus 0.25% per annum. The loan is secured by a $80,000 term deposit with the HSBC Bank Canada Inc.

Canadian bank prime rate at September 30, 2001 was 5.25 %.

                                 UNITY WIRELESS
                                   CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



On May 1, 2001, the Company replaced an existing demand revolving loan with Royal Bank of Canada with the demand revolving loan from HSBC Bank Canada Inc.


4.   Accounts payable and accrued liabilities:

                                               September 30       December 31
                                                  2001                2000
                                                    $                   $
--------------------------------------------------------------------------------
Trade accounts payable                           492,986            468,866
Accrued liabilities                              157,075            259,941
--------------------------------------------------------------------------------
                                                 650,061            728,807
--------------------------------------------------------------------------------

5.   Loss from discontinued operations:

During 2001, the Company focused mainly on designing, developing and marketing high power linear RF amplifiers after it completed the sale of UW Integration Inc. (intelligent transportation systems) on December 30, 2000.

On October 6, 2000, the Company also disposed of its acoustic emergency traffic preemption business to Traffic Systems LLC ("Traffic Systems"), an Arizona corporation. The Company sold or licensed substantially all of its assets and undertaking involved in its acoustic emergency traffic preemption business. As consideration, the Company received a 37% interest in the purchaser, Traffic Systems, and was entitled to receive up to $2,000,000, subject to certain upward adjustments, payable in quarterly installments equal to 10% of the gross profits of Traffic Systems for the relevant quarter. The Company did not record the $2,000,000 consideration as it was contingent on Traffic Systems generating gross profits. The Company also wrote off its investments in Traffic Systems as of December 31, 2000 because of uncertainty with regard to future operations, profitability and cash flow of Traffic Systems. Since the Company had a 37% interest in Traffic Systems over which it could exert significant influence, the sale of acoustic business was not considered to be discontinued operations. On April 30, 2001, the Company disposed of its 37% interest in Traffic System and all remaining intellectual property related to the acoustic business and in return the purchaser assumed the warranty liability related to Acoustic business. The warranty as at September 30, 2001 was estimated to be $nil. As a result, the Company has no direct or indirect continuing interest in the acoustic business. For the nine months ended September 30, 2001, the income from operations prior to the disposition of the Sonem business was $49,538.

On June 12, 2001, the Company also disposed of its last non-amplifier operation, the Unilinx business, to Horton Automation Inc. ( "Horton"), a British Columbia, Canada corporation. The Company sold all of its assets and undertakings involved in the Unilinx business. The assets involved include inventory, equipment and intellectual property of the business. The purchase

                           UNITY WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



price is being paid over time on a percentage of future sales basis within a period of two years until June 12, 2003. The Company has not recorded the consideration as it is contingent on Horton generating sales for the Unilinx product. Consequently the Company recorded a loss of $165,125 on the disposition of the Unilinx business. For the nine months ended September 30, 2001, the income from operations prior to the disposition of the Unilinx business was nil and the loss on disposition of the business was $165,125.

6.   Earnings per share data:

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share:

                                                                  Three months ended September 30    Nine months ended September 30
                                                                      2001            2000              2001               2000
     Numerator
     Loss from continuing operations ($)                            (400,583)       (981,892)       (1,173,251)        (1,547,553)
     Gain (Loss) from discontinued operations ($)                          -        (398,477)          267,504         (1,560,284)
-----------------------------------------------------------------------------------------------------------------------------------
     Loss for period ($)                                            (400,583)     (1,380,369)         (905,747)        (3,107,837)

     Denominator
     Weighted average number of common shares outstanding         25,768,153      24,801,182        25,752,402         23,165,809
     Adjusted                                                              -        (948,370)         (128,205)        (1,386,241)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  25,768,153      23,852,812        25,624,197         21,779,568
     Basic and diluted income (loss) per common share  ($):
        Continuing operations                                         (0.016)         (0.041)           (0.046)            (0.071)
        Discontinued operations                                            -          (0.017)            0.010             (0.072)
-----------------------------------------------------------------------------------------------------------------------------------
     Basic and diluted loss per common share ($)                      (0.016)         (0.058)           (0.036)            (0.143)


For the 9-month period ended September 30, 2001, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

                           UNITY WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   Stock Option Plan:

During the year ended December 31, 1998 the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of September 30, 2001 this maximum number was 6,442,038.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                       Outstanding options


                                           Shares available    No. of common      Weighted average
                                            under option      shares issuable      exercise price
--------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    1,981,123         4,454,666               0.77
Options granted                              (1,668,667)        1,668,667               0.45
Options expired                               1,922,583        (1,922,583)              1.19
Change in number of authorized options            6,249
--------------------------------------------------------------------------------------------------
Balance, September 30, 2001                   2,241,288         4,200,750               0.45
--------------------------------------------------------------------------------------------------


8.   Segmented information:

a.   Segment information:

During the 9 months ended September 30, 2001 the Company was operating only in the wireless product segment.

b.   Geographic information ($000):

Substantially all assets and operations are in Canada. A summary of sales by region is as follows:

                                             Nine months ended September 30,
-----------------------------------------------------------------------------
                                                2001                  2000
-----------------------------------------------------------------------------
         Korea                           $     2,733              $       -
         Canada                                   13                      -
         United States                           190                      -
-----------------------------------------------------------------------------
         Total sales                     $     2,936              $       -
-----------------------------------------------------------------------------

                           UNITY WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


c.   Major customers ($000):

The approximate sales to major customers is as follows:

                                             Nine months ended September 30,
-----------------------------------------------------------------------------
                                                2001                  2000
-----------------------------------------------------------------------------
Customer A                                   $ 1,509                $     -
Customer B                                       851                      -
-----------------------------------------------------------------------------

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

10.  Commitments and contingent liabilities:

a.   Lease commitments

The Company has the following future minimum lease commitments for premises and equipment:

                                                        $000
                                                        ----
             2001                                       105
             2002                                       199
             2003                                        85
             2004                                        82
             2005                                        53

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

11. Subsequent events:

a. Further to Note 7 above, in October 2001, the Company granted further 70,000 stock options to newly hired engineering staff.

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

     In 1999 and 2000, the Company designed a specialized RF communication product with the trade mark "UniLinx", which it introduced commercially in the later part of 2000. This wireless IP (Internet Protocol) gateway was deployed in the traffic control market and the remote POS market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000 and continued for the rest of the year and into the first quarter of 2001. In order to focus solely on the RF communication products, the Company sold the UniLinx business and assets on June 12, 2001 to Horton Automation Inc. ("Horton") for Cdn $150,000, which is payable on a percentage of unit sales by Horton. Consequently, revenue from the Unilinx business ended in second quarter on 2001.

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

     Due to this restructuring of operations, there are no comparative numbers and analysis for the periods, 3 months ended September 30, 2000 and 9 months ended September 30, 2000.


3 Months Ended September 30, 2001

     Net Sales in the third quarter of 2001 from sales of RF amplifiers were $972,037.

     Cost of goods sold in the third quarter of 2001 amounted to $632,979. The gross margin of $339,058 or 35% of Net Sales reflects normalized expenses due to a higher volume of sales operation. Stock compensation expense from the variable plan stock options was nil in the third quarter of 2001.

     Research and development expenses in the third quarter of 2001 were $213,647. This amount was primarily due to the focus on R&D activities in the third quarter of 2001 comprising the hiring of senior level engineering positions and the development of additional RF amplifier products. Stock compensation expense from the variable plan stock options was $3,558 in the third quarter of 2001.

     Sales and marketing expenses in the third quarter of 2001 amounted $116,050. The costs were primarily attributable to advertising & promotional activities as well as travel expenses to visit new customers and distributors. Stock compensation expense from the variable plan stock options was $(7,636) in the third quarter of 2001 .

     Exchange gain in the third quarter of 2001 was $5,661 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the third quarter of 2001 were $388,703. The majority of expenses included legal, regulatory, investor relations, corporate finance and general operating overhead activities associated with the leased premises. Stock compensation expense from the variable plan stock options was $(45,606) in the third quarter of 2001.

     Interest income in the third quarter of 2001 generated $7,993. This amount results primarily from interest earned from term deposits.


9 Months Ended September 30, 2001

     Net Sales in the first 9 months of 2001 amounted to $2,935,543 from the sales of RF amplifiers.

     Cost of goods sold in the first9 months of 2001 was $2,015,781. The gross margin amounted to $919,762 or 31% of Net Sales. Stock compensation expense from the variable plan stock options was $(350) in the first 9 months of 2001.

     Research and development expenses in the first 9 months of 2001 were $526,530. These expenses are primarily due to the hiring of senior level engineering positions and the development of additional amplifier products. Stock compensation expense from the variable plan stock options was $37,543 in the first 9 months of 2001 .

     Sales and marketing expenses in the first 9 months of 2001 amounted to $296,722. The costs were primarily attributable to the restructuring of sales and marketing staff to eliminate the UniLinx marketing staff and ramp up in the level of sales and marketing support for amplifier products, which included hiring senior level marketing and sales positions, revamping corporate promotional material and attendance at various industry trade shows as well travel visiting new customers and distributors. Stock compensation expense from the variable plan stock options was $18,261 in the first 9 months of 2001.

     Exchange gain in the first 9 months of 2001 was $80,979 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the first 9 months of 2001 were $1,224,053. The main expenses included non-recurring legal and regulatory related costs associated with restructuring the operations of the Company in 2001 as well as regular legal, audit, regulatory, investor relations and corporate finance activities as well as general operating overhead expenses associated with the leased premises. Stock compensation expense from the variable plan stock options was $119,577 in the first 9 months of 2001 .

     Interest income in the first 9 months of 2001 generated $42,632. This amount results primarily from interest earned from term deposits

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

Liquidity and Capital Resources

     Since its inception, the Company has been dependent on equity capital as its primary source of funding. Prior to December 31, 2000, sales of the Company's Sonem traffic signal priority product, and sales of its UniLinx product, has provided insufficient cash flow to sustain operations. The Company had an accumulated deficit at September 30, 2001 of $11,638,022. During the first 9 months ended September 30, 2001 the Company focused entirely on the wireless product segment, primarily its amplifier products, and incurred a net loss, after stock-based compensation expense, of $905,747 (2000 - loss of $3,107,837). The Company also used cash from operations of $1,341,723 (2000 - $1,817,807 in cash used). Operations to date have been primarily financed by equity.

     The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The auditors' report on the December 31, 2000 consolidated financial statements includes an explanatory paragraph that states that as the Company has suffered recurring losses from operations, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the first 9 months of 2001, the Company's cash position decreased by $1,201,777 to $800,307 on September 30, 2001 from $2,002,084 on December 31,
2000. The $1,341,723 used by operations was comprised of a net loss $905,747, and non-cash charges including $76,572 in depreciation and $139,049 in goodwill amortization and $175,031 in stock-based compensation expense. Other significant non-cash working capital changes included accounts receivable, which increased by $168,013. Ongoing operations during the first 9 months resulted in an inventory decrease of $40,159 and a decrease in accounts payable and accrued liabilities of $78,742. The product warranty accrual decreased by $591,792 as the Company contributed to the replacement of previously installed Sonem systems.

     The Company's investing activities during the first 9 months of 2001 amounted to $68,981, which was mainly attributable to increased purchases of computing hardware and software.

     Financing activities during the first 9 months included a decrease in the Cobratech loan receivable of $152,712 and the bank overdraft decreased by $36,655 due to a lower level of cheques outstanding at September 30, 2001 than at December 31, 2000. The operating loan was replaced in April, 2001 by a US $79,263 (Cdn $125,000) operating line of credit from HSBC Bank Canada, at an interest rate of HSBC prime, and secured by an $80,000 guaranteed investment certificate.

     Other than operating loan commitments, the Company has no material commitments, including capital commitments, outstanding September 30, 2001.


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

  4.1 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

  10.1 Agreement to Redeem Membership Interest, Transfer Intellectual Property and Amend Asset Purchase Agreement, effective April 9, 2001, by and among Traffic Systems, L.L.C. Unity Wireless Systems Corporation, Traffic Safety Products, Inc. and Jim Hill (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2/A filed on May 3, 2001)

  10.2         1999 Stock Option Plan, as amended  (incorporated by reference to
               Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

  10.3         Recommended   Stock   Option   Grant   Policy  for  the   Company
               (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITY WIRELESS CORPORATION
                                              (Registrant)

                                     /s/ ROLAND SARTORIUS
                                     ---------------------------
                                     Roland Sartorius, Chief Financial Officer
                                      and Secretary
                                     (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                     Date: November 14, 2001

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

  4.1 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

  10.1 Agreement to Redeem Membership Interest, Transfer Intellectual Property and Amend Asset Purchase Agreement, effective April 9, 2001, by and among Traffic Systems, L.L.C. Unity Wireless Systems Corporation, Traffic Safety Products, Inc. and Jim Hill (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2/A filed on May 3, 2001)

  10.2         1999 Stock Option Plan, as amended  (incorporated by reference to
               Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

  10.3         Recommended   Stock   Option   Grant   Policy  for  the   Company
               (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)