Form 10KSB
period 2001-12-31
UNITY WIRELESS CORP
filed 2002-03-29
CIK 1100451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number: 000-30620

                           UNITY WIRELESS CORPORATION
                 (Name of Small Business Issuer in its charter)

      Delaware                          4812                    91-1940650
(State or jurisdiction of         (Primary Standard          (I.R.S. Employee
    incorporation or          Industrial Classification     Identification No.)
      organization                  Code Number)


                             7438 Fraser Park Drive
                   Burnaby, British Columbia, Canada V5J 5B9
                                 (800) 337-6642
            --------------------------------------------------------
                    (Address of principal place of business)

                       Evergreen Corporate Services, Inc.
                             33713 9th Avenue South
                           Federal Way, WA 98003 6762
                                 (253) 874-2949
            --------------------------------------------------------
            (Name, address and telephone number of agent for service)


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
             None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                         Common shares, par value $0.001
                      ------------------------------------
                                (Title of Class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,544,770

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2001 was $10,897,785.

     As of March 15, 2002, 30,915,704 shares of the issuer's Common Stock were outstanding.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Forward Looking Statements.....................................................4

Item 1. Business...............................................................4

Item 2. Description Of Property...............................................17

Item 3. Legal Proceedings.....................................................17

Item 4. Submission of Matters to a Vote of Security Holders...................17

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters...................................................17

Item 6. Management's Discussion and Analysis or Plan of Operation.............19

Item 7. Financial Statements..................................................25

Item 8. Changes In And Disagreements With Accountants on Accounting
        and Financial Disclosure..............................................25

Item 9. Directors And Executive Officers, Promoters, And Control Persons......26

Item 10. Executive Compensation...............................................28

Item 11. Security Ownership Of Certain Beneficial Owners And Management.......32

Item 12. Certain Relationships And Related Transactions.......................35

Item 13. Exhibits and Reports on Form 8-K.....................................35

                                     PART I


Forward Looking Statements

     We may use words like "expects," "intends," "anticipates," "plans," "projects" or "estimates" in this Form 10-KSB. When used, these words identify "forward-looking" statements. We have made forward-looking statements with respect to the following, among others:

     o    our goals and strategies;
     o our expectations related to growth of the wireless telecommunication industry in China and the other markets in which we conduct business;
     o our ability to develop, manufacture and market telecommunications amplifiers on a competitive basis;
     o    our ability to earn sufficient revenues from our products;
     o    the pace of change in wireless telecommunications technologies;
     o    the demand for our products;
     o    competition in the wireless telecommunications industry; and
     o    our anticipated results of operations.

     These statements are forward-looking and reflect our current expectations. They are subject to a number of risks and uncertainties, including but not limited to, changes in the economic and political environments in China and other Asian markets, changes in technology, increased competition and changes in the wireless telecommunications industry. Forward-looking statements are by their nature subject to many varied uncertainties and risks. Actual results could vary greatly. Potential investors should review the section entitled "Risk Factors" beginning on page 10 of this report.

     We are making these statements only as of the date of this Form 10-KSB.


ITEM 1. BUSINESS

General

     We, Unity Wireless Corporation, design, develop and manufacture wireless technologies and products for a broad range of industrial and commercial applications. Our business is focused on developing, marketing and selling our UltraTech high power linear radio frequency (RF) amplifiers.

     UltraTech high performance linear RF amplifiers are used in current generation wireless voice, Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging, and WLL (Wireless Local Loop) frequencies.

Corporate History

     We were incorporated in the State of Delaware on October 1, 1998, under the name Sonic Systems Corporation. We are the successor to M&M International Realty, Inc., a Florida corporation, which effected a re-incorporation as a Delaware corporation by merger on December 1, 1998, with Unity Wireless Corporation as the surviving corporation. Before the merger, the Florida corporation had no material commercial activity. On December 11, 1998, we acquired all of the issued and outstanding stock of UW Systems in exchange for 11,089,368 shares of our common shares. As a result, the former shareholders of UW Systems owned a majority of our outstanding stock. Therefore, for accounting purposes, UW Systems was deemed to have acquired Unity Wireless Corporation.

     In connection with the acquisition of UW Systems, we formed 568608 B.C. Ltd. ("568608") to act as an acquisition vehicle to acquire Ultratech Linear Solutions Inc., a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry ("Ultratech"). We acquired Ultratech in a share purchase transaction that was completed on November 16, 2000. Ultratech is a wireless communications technology designer, developer and marketer specializing in high power linear RF amplifiers. In consideration of the Ultratech shares, we paid to the shareholders of Ultratech $48,000 (Cdn.$72,000) on account of shareholder loans, and issued 700,000 shares of our common stock. We had loaned $200,000 (Cdn.$300,000) to Ultratech before closing. As of December 31, 2000, 568608, Ultratech and UW Systems were merged, with UW Systems remaining as the surviving corporation.

     In keeping with its decision to focus on wireless technologies, we changed our name to Unity Wireless Corporation by filing Articles of Amendment with the State of Delaware Secretary of State that became effective on July 20, 2000. We began using the new name as a "dba" in March, 2000.

     Our fiscal year end is December 31.


Principal Products & Services

High Power Linear RF Amplifiers

     High power linear RF amplifiers allow radio frequency signals to be amplified and broadcast in a given area with minimal distortion. RF signals carry voice and data information used in wireless transmissions such as those used for cell phones and wireless Internet access.

     "Linearity" of the signal (the lack of distortion) becomes more important as the amount of data transported and the density and interference of adjacent channels in a cell increases.

     We produce amplifiers in a variety of frequency bands and output power levels, tuned for optimal performance with certain network protocols. In general, our products fall into 3 frequency bands for cellular telephone infrastructures (800-900 MHz, also known as "cellular band" or 1st generation; 18-1900 MHz, aka "PCS" or 2nd generation; and 2.1GHz, aka "3G" or 3rd generation networks). Collectively, these are all known as cellular networks. We also manufacture one amplifier family for use in Digital TV broadcasting, which operates in the frequency range of 460-870 MHz.

     Within the cellular network bands, products can be tuned for optimal operation with Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA"), Global System for Mobile Communications ("GSM"), Wideband CDMA ("W-CDMA") and other network protocols. Not all protocols are used in all bands; some amplifiers support multiple protocols and/or multiple channels within a band.

     Our products range from 2 watts output power to 80 watts (sometimes expressed as "dBm" (deci-bell milliwatts, where 33dBm =2W and 47dBm=50W).

     Wireless communications infrastructure is one of the quickest and most cost-effective method of providing both fixed and mobile voice, Internet and data network communications. The global market is being driven by several economic and other factors as it goes wireless:

     o Consumers and businesses worldwide are driving up penetration rates and therefore increasing the demands for voice, Internet and data wireless communication networks.

     o Affordable telecommunication infrastructure is becoming necessary in developing countries and the construction of wireless local loops is one of the quickest and most cost-effective solution.

     o Telecommunication service providers are starting to incorporate and bundle wireless technology into their suite of offerings.

     o    Applications such as video demand higher bandwidths.

     o The move to one or a small number of global standards for 3G or third-generation wireless will cause most current infrastructure to be upgraded or replaced.

     We expect that factors such as these will continue to drive the global demand for wireless technologies for the foreseeable future. As consumer usage of wireless applications increases, the demand for more system capacity and greater system coverage also increases, thus creating an increased demand for amplifiers. Industry analysts estimate that the wireless telecommunications networks and technologies market will grow to $135 billion by 2004, and that the total global market sales of RF power amplifiers to support such growth will increase from $1.1 billion in 1999 to $3.5 billion by 2004.

     Network service providers typically source their network equipment from companies known as system integrators, which in turn source their system components from a variety of subcontractors and component suppliers. Typically system integrators use representative agents to source and present to them suppliers of network sub components such as amplifiers. The amplifier supplier that has experienced sales and agent representation, combined with the required technical and operational capability will have the market advantage. We currently have agent representation in 19 countries around the world, and we are building our direct sales and marketing capabilities.

     The wireless telecommunications equipment industry consists of four primary sectors: (1) wireless system integrators or infrastructure providers; (2) handset and end user terminal devices; (3) accessory items, including towers, cable, connectors, etc.; and (4) the amplifying equipment sector. Our products compete in the amplifying equipment sector.

     Several trends have affected the supply and demand for high power linear amplifiers in the global market. As recently as a few years ago, the global market was small and dominated by a few suppliers. With the explosion in the growth of wireless technologies in the past five years, the number of competitors increased and smaller companies that supplied amplifiers to niche markets grew very quickly and gained market share.

     We believe  certain  competitors  are unable to deal with the rapid pace of
change  in  the  second  tier  amplifier   market,   which  creates   additional
opportunities for us to provide quality products for specialty applications.

     We believe the large, conventional amplifier suppliers will continue to represent approximately 70% of the market, and that opportunity exists for smaller and focused amplifier businesses, like us, to supply the non-captive or specialized markets.

     These specialized markets are expected to become even more important as the 3G networks begin to build out over the next few years. The nature of 3G RF signals is such that the signals have higher attenuation rates which means that the "footprint" of each 3G cell site is much smaller in area than that of earlier generations of wireless technology. The solution for network operators who wish to (or need to) move to 3G is to a) build out as many as 5 times as many base stations, or b) to deploy one or more "infill" technologies such as repeaters, smart antennas, distributed base stations and micro-cells. Unity Wireless believes that network operators will choose the latter approach since it is a much more cost effective way of achieving coverage. Our products are particularly well suited for use in 3G infill applications.

Product Research and Development

     We have recently augmented our research and development capabilities in the area of our Ultratech High Power Linear Amplifiers, with the addition of RF design engineers and the leasing of additional test and measurement equipment. We have devoted and will continue to devote a large portion of our research and development resources towards next generation products, using leading edge design techniques and other progressive technologies.

     We are also actively working with leading-edge technology developers to potentially increase the performance and efficiency of our amplifiers. Most recently we have entered into a licensing agreement with an Israeli company, which is expected to lead to a new generation of amplifiers with measurable competitive advantage in the third quarter of 2002.

     We spent $842,487 on research and development in 2001, including $152,436 in stock based compensation and $880,818 on research and development in 2000, including $238,655 in stock based compensation. The 2000 research and development expenses related to discontinued operations.

Sales and Marketing

     We plan to build strategic alliances and partnerships to assist in technology development which will help to extend our position in the wireless communications market.

     We sell our high power linear RF amplifiers primarily through sales agent channels and on-site visits with customers. The majority of UltraTech amplifier sales to date have been in South Korea through one agent. The agent is under contract with us for sales commissions, and has been granted a significant number of options (vesting over three years) in our stock as a longer-term incentive.

     We have expanded our marketing efforts to include North America, Europe and countries in Asia, including China. In late 2001 and the first quarter 2002, our marketing efforts led to sales contracts in North America, Europe and China, We intend to participate in industry trade shows in 2002 to build brand awareness in the wireless network infrastructure market.

     We hired an experienced Vice-President of Marketing during the fourth quarter 2001 to work with our Vice-President of Sales to develop and implement our marketing sales strategy. Short term marketing efforts focus on two areas to expand sales: (i) direct sales and (ii) channel development. Direct sales activities will target the large "tier one" suppliers of base transceiver station (BTS) equipment. We intend to position ourselves as having the ability to quickly produce specialty products meeting high standards, evidenced by our successful installation of several thousand installed units in Korea.

     Direct sales activities also target manufacturers of infill coverage products, in particular repeaters and smart antennas. Much of our Korea product is already built into repeaters, and our primary US customer is also a repeater manufacturer. Initial orders from a European-based repeater manufacturer and 2 European antenna manufacturers have also been received.

     Channel development activities will focus on sales representatives following closely the model already working in Korea, that is, to contract with agents who are currently representing manufacturers of complementary products, selling to system integrators of cellular, PCS and related wireless transceiver equipment.

     A third, longer-term component of our marketing strategy for the RF amplifier products is to align with developers of new technologies in the RF marketplace to keep current with technical advances and position as key supplier to the innovators. Several organizations with exciting technologies have been identified and/or are being worked with currently.

Manufacturing and Suppliers

     We subcontract our electronics manufacturing to qualified companies with a history of quality assurance. This minimizes the need for capital expenditures related to electronics manufacturing facilities, minimizes staff and uses specialists in each stage of manufacturing. All enclosure metalwork is also subcontracted. Alternate contract manufacturers are available, should any of our existing contract manufacturers cease providing services to us.

     We currently assemble, configure, tune and test our products and RF circuitry in our facility located in Burnaby, British Columbia. We have limited manufacturing capacity, and the process to assemble, test and tune our current products is labor intensive. We believe our manufacturing capacity is sufficient to meet our requirements during 2002. In the future, we may be required to expand our manufacturing facilities, hire additional personnel and/or automate assembling, tuning and testing processes to meet future demand for our products. We may also subcontract certain manufacturing functions.

     The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components. We have, from time to time, experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Competition

     We believe that there are two sizes and types of competitors in the RF amplifier business: (1) large-scale manufacturers with annual sales ranging from $100,000,000 to $500,000,000, specializing in large volume production runs and mainstream type products; and (2) smaller companies with annual sales ranging from $1,000,000 to $30,000,000, specializing in custom order markets. The large and dominant RF amplifier companies are Powerwave Technologies Inc., Spectrian Inc., Andrew Corporation, Celiant Corporation and Microwave Power Devices Inc. Microwave Power Devices Inc. was recently purchased by Ericsson and Celiant Corporation was also recently purchased by Andrew Corporation. The dominant smaller companies are Amplidyne Inc., Stealth Microwave Inc. and AML Communications.

     Powerwave, located in Irvine, California, is an independent supplier of RF high performance amplifiers that it designs and manufacturers for the multi-carrier ultra-linear high power RF amplifier market. These types of amplifiers are key components in wireless communications networks such as Cellular and PCS (Personal Communications Services). Powerwave is also the leading supplier of RF amplifiers for the Land Mobile Radio (LMR) market. A significant portion of Powerwave's annual revenue comes from Nortel Networks.

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

     Stealth, located in Trenton, New Jersey, designs and manufactures single channel amplifiers for the cellular market and is trying to penetrate the PCS bands with newer technology.

     AML Communications, located in Camarillo, California, designs and manufactures high power linear amplifiers for cellular, PCS and satellite markets. AML Communications is also involved in the design and manufacture of low noise amplifiers.

Intellectual Property

     Trade Marks

     We registered the trade marks "We Hear the Future Now(R)," "Sonic Solution(R)," and "Sonic Systems Corporation(R)" with the Canadian Intellectual Property Office in 1997. We have also been using the unregistered trade mark "SONEM 2000(TM)" since 1997, but did not register it at the time due to resource constraints. As a result of the sale of our Sonem division, we do not intend to formally register this trade mark. We are also using the unregistered trade mark "Unity Wireless(TM)". We intend to register this mark in the U.S., Canada and, possibly, other countries.

     Our Sonem business was sold on October 6, 2000, to Traffic Systems LLC, an Arizona limited liability corporation ("Traffic Systems") owned 37% by UW
Systems and 63% by one of the Sonem contractors of UW Systems. The US and Canadian siren detector patents and trade marks related to our Sonem business, except for the trade mark Sonic Solution(R), were licensed on an exclusive basis to Traffic Systems, and all rights to the trade mark Sonic Solution(R) were sold to Traffic Systems in connection with the sale. See "Recent Developments - Sale of Sonem Business."

     Patents

     We do not have any patents with respect to our Ultratech technology. We have an immaterial residual interest in several patents associated with the Sonem technology, substantially all of which we have transferred to Traffic Systems. See "Recent Developments - Sale of Sonem Business."

     Service and Product Warranty

     We offered a standard warranty on our Sonem products covering parts and labor for a fixed period, either one year or two years, depending on the product and application. Our warranty obligations for Sonem products were assumed by Traffic Systems. See "Recent Developments - Sale of Sonem Business."

     We installed a one-off system for audible tornado warnings in Batesville, Arkansas in 1998. These systems were sold with a five year warranty. There are about 18 months remaining on that warranty and no failures have been reported recently.

     We offer a standard warranty of one year on parts and labor from date of shipment on our Ultratech amplifiers. In some cases, a warranty period of two years may be negotiated. For instance, the sale of Ultratech amplifiers into Korea to date typically have a two year warranty.

     We will repair units under warranty at our cost and return freight prepaid back to the customer. A repaired unit will be warranted for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

     Our warranties specifically exclude all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use, or inability to use, the warranted products. The warranties are void if the product has been improperly installed, subjected to abuse or negligence, or tampered with. State and other laws may limit our ability to limit our liability or exclude certain types of damages.

Government Regulation

     UltraTech RF power amplifiers are sold as components which form part of larger systems, which are tested for FCC compliance at the system level, by the manufacturer or integrator of the system equipment. We do not test our amplifier products for compliance at the component level.

Management and Employees

     Our senior management team has experience in exploiting technologies in emerging markets and our technical team is proficient in wireless technologies. Currently each of our employees and managers holds stock and/or options with future vesting dates to encourage continued commitment and focus for several years. As of March 15, 2002, we had approximately 50 full-time employees and 10 contract or part-time employees. Our employees are not represented by a collective bargaining agreement and we consider our relationship with our employees to be good.

Disposition of Our Traffic Systems Business

     We were founded to commercialize the Sonem technology traffic system devices. Based on our knowledge of intersection controllers gained in the traffic signal preemption business, specifically the specialized computers that control the signal lights, we developed our "UniLinx(TM)" technology. With further development of the UniLinx(TM) technology, management came to believe that the Sonem business should be de-emphasized in favor of a focus on UniLinx(TM) and other wireless technologies.

     In keeping with this change in focus, we sold our Sonem business on October 6, 2000, to Traffic Systems, an Arizona limited liability corporation owned 37% by UW Systems and 63% by one of the Sonem contractors of UW Systems, under the terms of an Asset Purchase Agreement among UW Systems, Traffic Systems and others. Under the Asset Purchase Agreement, UW Systems licensed substantially all of its Sonem patent rights to Traffic Systems (on an exclusive world-wide basis) and Traffic Systems covenanted to commercialize and sell the Sonem technology. In addition to its equity interest in Traffic Systems, UW Systems was entitled to receive $2,000,000 from the gross profits of Traffic Systems. UW Systems also agreed to assist Traffic Systems in the transition of the Sonem business, by providing limited technical, consulting and financial support.

     Although Traffic Systems agreed under the Asset Purchase Agreement to assume the warranty obligations of UW Systems for Sonem products already installed, UW Systems was required to advance the costs of such obligations, with repayment to come from the gross profits of Traffic Systems. We believe that the costs of such obligations in the future may be substantial, and have agreed, pursuant to a term sheet dated January 31, 2001, that these obligations will be assumed by Traffic Systems in consideration of UW System's transfer of its equity interest in Traffic Systems and our residual interest in the Sonem patents. On April 30, 2001, UW Systems and Traffic Systems signed a definitive agreement consummating the term sheet.

     For financial reporting purposes, the ultimate disposition of the Sonem business results in it being considered to be a discontinued operation. Accordingly, all discussions of our continuing operations exclude the Sonem business.

Disposition of Integration Services Business

     To complement internally developed Sonem technology, we formed wholly owned UW Integration (and its wholly owned subsidiary Unity Wireless Integration (S) Pte Ltd.) in early 2000 to pursue alliances, licensing agreements and marketing partnerships in the ITS (intelligent transportation systems) and communications markets. In order to better focus on our new high power linear amplifier business, we sold UW Integration to Lyma Sales & Management Corp. ("Lyma"), a British Columbia, Canada company wholly owned by Siavash Vojdani, a former officer and director of ours, on December 30, 2000.


                         RISK FACTORS AND UNCERTAINTIES

     Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

     If we do not successfully address any of the risks and uncertainties described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment.

     We cannot assure any investor that we will successfully address these risks.

RISKS AND UNCERTAINTIES RELATING TO OUR COMMON STOCK

You may lose your entire investment

     Given our continued need for additional capital and our history of losses, our stock involves a high degree of risk, and should not be purchased by any person who cannot afford the loss of the entire investment. A purchase of our stock is currently "unsuitable" for a person who cannot afford to lose his entire investment.


We have a history of losses and may never achieve profitability

     Sales of our products have provided insufficient cash flow to sustain operations. We had an accumulated deficit at December 31, 2001 of $12,830,289. During the year ended December 31, 2001, we incurred a loss of $2,098,014 (2000
- $5,318,633) and used cash from  operations of $1,847,392  (2000 - $3,097,829).
We anticipate that we will continue to incur net losses during our current year ending December 31, 2002 due to increased sales and marketing costs, additional personnel requirements, research and development costs and our general growth objectives. Our ability to earn a profit will depend on the commercial
acceptance   and   profitability   of  our   products.   We  may  never  achieve
profitability.


We anticipate that we may require additional capital

     Our  capital  requirements  are  difficult  to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by issuing equity. As of December 31, 2001, we had working capital of $984,384. During the quarter ended December 31, 2001, we completed a private placement of 5,147,551 units at $0.18 per unit to raise net cash proceeds of $788,035 after deducting $47,902 share issue costs and $90,600 unsubscribed share capital. Each unit consisted of one share of common stock and one warrant exercisable to acquire one share of common stock at $0.30 per share. We cannot assure you that the warrants will be exercised. We anticipate that we may require additional working capital for inventory, components and work in process or to expand our manufacturing capacity if we enter into contracts for large quantities of our amplifiers. Our inability to obtain sufficient capital for these commitments or to fund our obligations under our existing sales orders may cause us to delay delivery of products or to default on one or more agreements. Our inability to deliver products on a timely basis may have a material adverse effect on our business, financial condition and results of operations.


Our auditors have expressed doubt about our ability to continue as a "going concern"

     Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy our liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate projected expenditures relative to available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditors' report on our December 31, 2001 consolidated financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.


Our common stock is subject to penny stock regulation

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ National Market System, if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common stock is considered penny stock. The penny stock rules require a broker-dealer, before consummation of a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, before consummation of a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares.


We may issue additional shares in the future which would result in dilution to our existing shareholders

     Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our Board of Directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation, subject to the regulatory requirements of the CDNX. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.


We do not anticipate we will pay any dividends

     We have never paid dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends are subject to the discretion of our Board of Directors. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, and restrictions in loan agreements, if any, and such other factors as our Board of Directors may deem relevant.


Exercise of warrants and stock options may cause dilution to our shareholders

     We have adopted a stock option plan. The total number of shares of common stock to be delivered on the exercise of all options granted under the plan may equal up to 20% of all outstanding shares of such common stock, including shares of common stock previously issued under the plan. We had options for 4,408,250 shares of common stock issued and outstanding as of March 15, 2002 (out of 7,729,000 issuable under the plan as of that date) at the following exercise prices:

               Number of Shares(1)           Exercise Price($)
               ------------------            -----------------
                  3,602,500                       0.17
                     20,000                       0.21
                     40,000                       0.22
                    130,000                       0.23
                     25,000                       0.28
                     10,000                       0.33
                     20,000                       0.35
                    397,000                       0.38
                     20,000                       0.40
                    143,750                       1.00

     (1) These numbers do not include options for 500,000 shares at an exercise price of $1.00 originally granted to Integrated Global Financial Corporation. Integrated Global has sued us for a declaration that the grant of 500,000 options is of unlimited duration. We believe the options have expired. See "Legal Proceedings."

     As of March 15, 2002, we had warrants outstanding to acquire 5,647,551 shares of our common stock as follows:

               Number of Shares              Exercise Price ($)
               ----------------              ------------------
                  5,147,551                      $0.30
                    200,000                      $0.38
                    300,000                      $0.29

     The existence of below-market options or warrants could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities or debt financing.

     We cannot assure you that any of these warrants or options will be exercised. Exercise of any such options or warrants will result in dilution of the proportional interests of our shareholders at the time of exercise, and, to the extent that the exercise price is less than the book value of the common stock at that time, dilution of the book value per share of the common stock.


RISKS AND UNCERTAINTIES RELATED TO OUR BUSINESS AND OPERATIONS

Lack of Prior Operations and Experience

     We have a limited history of revenues from operations and have no significant tangible assets. Accordingly, there can be no assurance that we will operate at a profitable level. Our business involves the development, manufacture and marketing of products, novel and otherwise, in the wireless communications industry. Future development and operating results will depend on many factors, including the completion of developed products, demand for our products, level of product and price competition, success in setting up and expanding distribution channels, and whether we can develop and market new products and control costs. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the technology industry, which is characterized by intense competition, rapid technological change, and significant regulation. There can be no assurance that our future financial forecasts will be met and that they will be similar to past results.


We depend on experienced management and key technical employees

     We are a growing company dependent upon the services of certain management, particularly incoming President Ilan Kenig, Roland Sartorius, Chief Financial Officer, Tom Dodd, Senior Vice President and General Manager and Raffi Antepyan, Vice President Engineering. The loss of the services of any one of these persons, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on our business. We have no plans at present to obtain key person life insurance for any of our officers and directors.

     We are also dependent on highly qualified technical end engineering personnel. Although we have had success in recruiting these employees in today's competitive marketplace, there can be no assurance that this will continue which may put us at risk of being unable to sustain and grow our business.


We face substantial competition

     The wireless communications industry is characterized by rapidly evolving technology and intense competition. We may be at a disadvantage with other companies having larger technical staffs, established market shares and greater financial and operational resources. Some competitors have achieved greater brand recognition and technologies than we have been able to as of now. There can be no assurance that we will be able to successfully compete. There also can be no assurance that our competitors will not continually succeed in developing products or competing technologies that are more effective or more effectively marketed than products marketed by us, or that render our technology obsolete. Earlier and larger entrants into the market often obtain and maintain significant market share relative to later entrants. We believe that an increasing number of products in the market and the desire of other companies to obtain market share will result in increased price competition.

     Price reductions by us in response to competitive pressure or our desire to also successfully increase market penetration or market share could have a material, adverse effect on our business, financial condition, and results of operations.

     Our products compete on the basis of price, technology, performance, quality, reliability, customer service and on-time delivery. Our size, infrastructure and location allow us to provide our customers with timely responses to their individual requests. There can be no assurance that this will continue in the future.


We experience significant fluctuations in revenues and results on a quarterly basis

     Our revenues and operating results experience fluctuations from one quarter to the next due to amongst other things: customers changing delivery schedules or canceling orders, long sales cycle, availability of component parts, competitive pressures on sales prices and discounts, delays in product development and redesign of customer specifications, mix of products with varying gross margins, management of our variable and fixed expenses and warranty expenses. Our customers also provide us with varying order sizes, short lead, tight delivery time requests and even change their orders on short notice.

     We have experienced these fluctuations in the past and may continue to do so in the future. As a result, our historical results are not a reliable indicator of our future results. The share price of our common shares could therefore fluctuate substantially.


We depend on protection of our proprietary technology

     Our success will depend in part on our ability to preserve and protect trade secrets and any proprietary technology, and to operate without infringing upon the patents or proprietary rights of third parties in both the United States and other countries. We may inadvertently fail to do so and consequently could face infringement claims which could be costly and thus adversely affect our business.

     We do not own any patents in connection with its UltraTech products or technologies and depend entirely on trade secrets, confidentiality agreements and continual improvement to our products to protect our proprietary technology. We may apply for patent protection of UltraTech products or technologies in the future. However, there can be no assurance that our efforts to protect our proprietary technology will be effective and this could have a material adverse effect on our results of operation and financial condition.

     We have filed applications for trade mark protection in the U.S. and Canada.


Disputes related to our intellectual property

     We are not aware of any disputes with respect to any of our intellectual property, except as follows:

     o a possible opposition to the application for registration of the trade mark "Unity Wireless" in Canada by a party applying for registration in Canada of the trade mark "Unity;" and

     o an examiner's opposition to the application for registration of the trade mark "Unity Wireless" in the United States on the basis that the trade mark "Unity Wireless" is confusing with currently registered trade marks.

     We are working to resolve these issues and believe we will be able to so do successfully.

     We are not involved in any other litigation respecting our intellectual property. The use of trade marks, service marks, trade names, slogans, phrases and other expressions in the course of our business and our subsidiaries, however, may be the subject of dispute and possible litigation. We may have to defend ourselves from infringement claims by others. Such litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small enterprise. This could also affect our competitive position. There is no assurance that we will have sufficient resources to successfully protect our interests in any litigation that may be brought. There can be no assurance that we or our subsidiaries will be able to continue to use their current trade names and marks. Any changes could result in confusion to potential customers and negatively affect our business and our financial condition.


We have limited manufacturing capacity

     We currently assemble, tune and test our products in our manufacturing facility located in Burnaby, British Columbia. Current models of our products are required to be individually assembled, tuned and tested to meet the specifications of the end-user. This process is time consuming and labor intensive and our ability increase manufacturing output is limited by the size of our facilities and our ability to hire, train and retain qualified personnel. Currently, we believe we have sufficient manufacturing capacity to fill our orders in 2002. In the future, we may be required to expand our facility, hire additional personnel and automate the assembly, tuning and/or testing process to increase our manufacturing capacity in order to meet future demand for our products. Such expansion will require additional capital investments and allocation of resources, which may affect our results of operations. We cannot assure you that adequate resources will be available or that we will be able to increase our manufacturing capacity in a timely manner, if at all. Our inability to meet the demand for our products would have an adverse effect on our business and our results of operations.


We depend on suppliers and third parties

     We are a small enterprise and have yet to establish substantial internal management, personnel and other resources. We depend substantially upon third parties for several critical elements of our business including, among other things, promotion and marketing, technology and infrastructure development and distribution activities. We also depend substantially upon third party sales agents. A substantial portion of our high power RF amplifier revenues to date have been derived through a South Korean sales agent. The loss of any of these resources could have a material adverse effect on our business, financial condition and results of operations.

     We rely on outside suppliers for some components and the assembly of some portions of our products. There can be no assurance that component parts, materials or services obtained from outside suppliers will continue to be available in adequate quantities or on adequate terms. The inability to obtain sufficient quantities of such materials, parts or services at reasonable cost could have a material adverse effect on our business, financial condition and results of operations.


Our success will depend upon future strategic partnerships

     The successful execution of our business strategy is partially dependent upon enlisting a number of strategic partners regionally, nationally and globally to assist in a focused marketing effort and to provide financial strength. There is no assurance that we will be successful in developing such strategic partnerships on a timely basis or in developing enough strategic partnerships to successfully market our technologies and products globally.


We depend on telecommunication system providers to accept our technology and products

     There can be no assurance that our existing technologies will be incorporated into products, or that products based on our technologies will be marketed successfully. In addition, there can be no assurance that our technologies will be adopted widely as industry standards, even if products based on its technologies have been introduced successfully to the marketplace.

     The markets for our technologies and products have only recently begun to develop. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the markets for our technologies and products are new and/or evolving, it is difficult to predict the future growth rate, if any, and size of these markets. There is no assurance that the markets for our technologies and products will emerge or become or remain sustainable. If the markets fail to develop, develop more slowly than expected or become saturated with competitors, or if our technologies and products do not achieve or sustain market acceptance, our business, results of operations and financial condition will be materially and adversely affected.


There are risks and uncertainties related to our development of new products

     We have only recently released additional commercial versions of some of our technologies and products. Additional efforts and expenditures to enhance their capabilities are critical to commercial viability. Although we invest heavily in the research and development of new products, we cannot assure you that the new products we develop will be commercially viable or that a sufficient demand will develop for such products.


Product warranty risks and uncertainties

     Our products are relatively new to their respective markets and lack extensive field operating experience. While we have tested our products for failure in certain circumstances, there can be no assurance that our products will continue to operate satisfactorily after sustained field use. If a substantial number of products are returned and accepted for warranty replacement, the cost to us could have a material adverse effect on our business and financial condition. See "Recent Developments - Sale of Sonem Business."


Potential product liability related to our Sonem products

     In the past, we sold emergency traffic preemption devices of our Sonem division (sold in October 2000) which are installed at traffic intersections. Also, we have sold some of our UniLinx(TM) devices (division sold in June 2001) for use with traffic control equipment located at intersections. If any of these products fail to perform properly, significant personal injury, property damage or death could arise from traffic accidents resulting from such failure. Although we maintain product liability insurance, there is no assurance that the amount of coverage will be sufficient in the event of a claim, or that coverage will continue to be available to us on reasonable terms and conditions or at all.


Risks and uncertainties related to failure to maintain technological advantages and risks of obsolescence

     We are dependent upon what we perceive as the technological advantages of our products and the ability to maintain trade secret protection for our products. There can be no assurance that we will be able to obtain or maintain such advantages; failure to do so would have substantial adverse consequences to our business.

     Technological obsolescence of our technologies and products remains a possibility. There is no assurance that our competitors will not succeed in developing related products using similar processes and marketing strategies before us, or that they will not develop technologies and products that are more effective than any which have been or are being developed by us. Accordingly, our ability to compete will be dependent on timely enhancement and development of our technologies and products, as well as the development and enhancement of future products. There is no assurance that we will be able to keep pace with technological developments or that our products will not become obsolete.


We face risks and uncertainties of foreign currency exposure

     Our functional currency is the Canadian dollar, which means that most of our operations are undertaken in Canadian dollars. We are exposed to fluctuations in the US dollar relative to the Canadian dollar, because we collect revenues in U.S. dollars. As we expand our operations, we may begin to collect revenues from customers in currencies other than the US or Canadian dollar. We do not currently engage in any hedging activities.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease 11,425 square feet of office, research and development, and production space on a triple net basis at 7438 Fraser Park Drive, Burnaby, British Columbia, Canada. The lease has a five-year term expiring on August 31, 2005, with an option to renew for an additional three-year term. Minimum basic rental rates are as follows:

     (a)  years 1 and 2 - Cdn$10.00 ($6.70) per square foot per annum;

     (b)  year 3 - Cdn$10.25($6.87) per square foot per annum; and

     (c)  years 4 and 5 - Cdn$10.50 ($7.04) per square foot per annum.

     We do not currently maintain any investments in real estate, real estate mortgages or employ persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The action is dated January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim vigorously. No trial date has been set. No Examinations for Discovery have been conducted or are even set down. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us. It is our belief that these options are expired and we have not included such options in our outstanding options.

     We have filed a lawsuit against Cobratech Industries Inc. in the Supreme Court of British Columbia, Canada to recover certain funds owed to us by Cobratech. The action is dated October 24, 2001. We made a bridge loan of $200,000 to Cobratech in November 2000, secured by a security interest in all of the personal and real property of Cobratech. The obligation was evidenced by a promissory note bearing interest at the rate of 1% per month. Cobratech owes us approximately $78,000 in principal under the note. The action has been stayed until May 2002 on the condition that Cobratech Industries Inc. pays 10 percent of all funds received from financing until May 2002, in excess of $100,000, until the outstanding amount has been paid. Two of our former directors were also directors of Cobratech. See, "Certain Relationships and Related Transactions" below for further details.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We submitted no matters to a vote of security holders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In Canada, our common stock traded on the Canadian Venture Exchange (CDNX) under the symbol "UWC". Our common stock is traded on the NASD over-the-counter or "Bulletin Board" market under the symbol "UTYW." Between February 6, 1999 and August 17, 2000, our common stock traded under the symbol "ZSON." Before February 6, 1999, our common stock traded under the symbol "MMIM." The following comprises the high and low bid prices for our common stock as of the end of each period indicated since March 31, 1999 (the stock was not "publicly traded" before December 31, 1998), unless otherwise indicated:

                               Fiscal Year 2000

        Period                                High Bid         Low Bid
        ------                                --------         -------
        January 1 - February 9, 2000            1.27             0.89
        February 10 - April 27, 2000*           6.25            0.9000
        April 28 - June 30, 2000                4.50            1.0625
        Third Quarter 2000                      1.90             1.16
        Fourth Quarter 2000                     1.53             0.37

                               Fiscal Year 2001

        Period                                High Bid         Low Bid
        ------                                --------         -------
        First Quarter 2001                      0.68             0.26
        Second Quarter 2001                     0.48             0.19
        Third Quarter 2001                      0.30             0.11
        Fourth Quarter 2001                     0.35             0.15

Source: Nasdaq Trading & Marketing Services

     * Our common shares were traded on the National Quotation Bureau "Pink Sheets" from February 10, 2000 until April 27, 2000, and therefore high and low bid information is not available during this period and the numbers reflect high and low trade prices.

     Over-the-counter  market  quotations  reflect  inter-dealer  prices without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

     Our common stock began trading on the CDNX on December 24, 2001. On March 15, 2002, the closing price of our common stock was Cdn $0.39 on the CDNX and $0.26 on the OTCBB.

     As of March 15, 2002 there were approximately 300 holders of record of our common stock. We have never declared a cash dividend on our common stock.

                     RECENT SALES OF UNREGISTERED SECURITIES

     On June 22, 2001, we issued 25,000 shares of common stock to Robert Singer in return for consulting services rendered by Mr. Singer and valued at $7,000. This issuance was exempt from registration pursuant to Rule 701 and Section 4(2) under the Securities Act of 1933.

     We issued in January, 2001 to Mueller and Ideas 200,000 warrants (100,000 for each party) at an exercise price of $0.38, which vest until December 31, 2002 and expire up to March 31, 2005. In April 2001, we issued to Mueller and Ideas 300,000 (150,000 for each party) warrants at an exercise price of $0.29, which vest until March 31, 2004 and expire up to March 31, 2005. On December 15, 2001 the 250,000 warrants allocated to Ideas were terminated, which resulted in them becoming fully vested on that date and expire on December 14, 2002. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

     On December 24, 2001, we completed an equity financing through private offering of 5,147,551 units at $0.18 per unit in reliance upon Regulation D to persons in the United States and Regulation S to persons outside the United States. Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.30 per share until December 25, 2003. We agreed to use our reasonable efforts to cause the shares and the shares acquirable upon exercise of the warrants to be registered under the Securities Act. An SB-2 registration statement was filed on February 15, 2002 pursuant to that agreement, and declared effective on March 7, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of our financial condition, changes in financial condition, and results of operations should be read in conjunction with our most recent financial statements and the accompanying notes.

Overview

     We are in the business of designing, developing and manufacturing high power linear RF amplifiers and specialized communications products that use traditional wireless channels. Prior to the introduction of our RF communications products, we had designed, manufactured, and sold an acoustic-based traffic signal preemption system under the trade name "Sonem." The Sonem product accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. In view of our strategic repositioning toward RF wireless products during 2000, we, through our subsidiary Unity Wireless Systems Corporation (UW Systems), sold our Sonem business to Traffic Systems, L.L.C. on October 6, 2000. Accordingly, revenue from acoustic products ended in the third quarter of 2000.

     We agreed, pursuant to a term sheet dated January 31, 2001, that warranty obligations of UW Systems for Sonem products already installed were assumed by the purchaser of the Sonem business, in consideration of UW System's transfer of its equity interest in Traffic Systems and our residual interest in the Sonem patents. On April 30, 2001, UW Systems and Traffic Systems signed a definitive agreement consummating the term sheet.

     Also, in late 1999, we increased our marketing efforts in Asia, resulting in a contract in the first quarter of 2000 with the Transportation Management Systems division of Orbital Sciences. Under the Orbital contract, UW Integration, through our wholly owned subsidiary, UW Singapore, provided systems integration support, warranty and maintenance services for the Automatic Vehicle Management System to be delivered by Orbital and Sanyo Trading Company to Singapore Bus Services Ltd. Revenue from this contract started in the quarter ended June 30, 2000, and continued for the rest of the year. As we continued to refocus upon RF communication products, the Orbital contract was assigned to Lyma Sales & Management Corp. on December 30, 2000, and therefore we had no further interest in any revenue resulting from the contract.

     In 1999 and 2000, we designed a specialized RF communication product with the trade mark "UniLinx", which we introduced commercially in the later part of 2000. This wireless IP (Internet Protocol) gateway was deployed in the traffic control market and the remote POS market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000 and continued for the rest of the year and into the first quarter of 2001. In order to focus solely on the RF communication products, we sold the UniLinx business and assets on June 12, 2001 to Horton Automation Inc. for Cdn $150,000, which is payable on a percentage of unit sales by Horton. Consequently, revenue from the Unilinx business ended in second quarter of 2001.

     On November 16, 2000 we acquired Ultratech. Ultratech's operations have been consolidated from the date of acquisition. The revenues from sales of Ultratech amplifiers from its inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. We received revenue from the sale of RF power amplifiers starting in the quarter ended December 31, 2000. Management expects that the Ultratech acquisition will have a significant positive impact on our revenues in the current year and beyond.

     We have incurred net losses since we became active in July 1995. Losses resulted from low sales of our Sonem traffic signal preemption system, combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies.

     Losses continued into 2000 as our revenue from Sonem sales, and the later revenue from UniLinx and the Orbital contract, did not exceed expenditures for research and development, marketing, and general and administrative activities. In the first half of 2000, we became a registrant with the SEC, requiring additional expenditures on legal and accounting services. Also, up to the time of the sale of the Sonem product, we made further development expenditures on this product to improve performance and to reduce unit costs. Marketing and additional development costs were also incurred on the UniLinx product.

     With the completion of the Ultratech purchase, the discontinuance of the contract services (Singapore) business segment, the ending of active participation in the Sonem product and the sale of the Unilinx business, we have restructured our operations and staff complement to adjust for the needs of higher manufacturing volumes and development activities for RF power amplifier products. We have also reviewed other costs and eliminated expenditures not directly required to implement our RF wireless focus.

     During 2001, we focused on developing our marketing, sales and global distribution network by increasing the number of distributors from one to over twenty by year-end. As well, we introduced over twenty-five new products into the marketplace. Our development activities were concentrated on increasing our engineering resources to develop our new products and the new feed forward RF power amplifier technology.

Results of Operations

     (All amounts are in US dollars unless otherwise stated)

Years Ended December 31, 2001 and 2000

     Net Sales in fiscal 2001 increased by 648%, or $3,070,767, to $3,544,770 from $474,003 in 2000. 2001 sales were totally attributable to RF amplifier sales and in 2000 net sales were $474,003 from RF amplifiers between November 16 and December 31, 2000.

     Cost of goods in fiscal 2001 increased by 605%, or $2,206,031, to $2,570,454 from $364,423 in 2000. The increase was primarily due to increased sales of RF amplifiers in 2001. The cost of goods sold in 2001 was also increased by an inventory write down of $88,429 for the UniLinx inventory. The gross margin for the RF amplifiers was positive. Stock compensation resulting from the granting of stock options was $30,548 in 2001 and $354 in 2000.

     Research and development expenses for fiscal 2001 were $842,487, including $152,436 in stock based compensation. Expenses in 2001 were primarily due to the hiring of senior level RF engineering positions, leasing of RF test equipment and development of additional amplifier products. During 2001, we also received $225,448 related to a Canadian Government Investment Tax Credit that was paid to us as a result of RF amplifier research and development activities in 2000. Stock compensation resulting from the granting of stock options was $152,436 in 2001.

     Sales and marketing expenses in fiscal 2001 increased by 4,696%, or $504,560 to $515,305 from $10,745. Costs in 2001 were primarily attributable to the RF amplifier business and included the restructuring of sales and marketing staff, hiring senior level sales and marketing positions, revamping corporate and promotional material, attendance at various industry trade shows, building up a worldwide distributor network as well as travel to visit customers and distributors. In 2000 sales and marketing expenses were attributable to RF amplifier sales between November 16 and Decemebr 31, 2000. Stock compensation resulting from the granting of stock options was $112,331 in 2001 and $88,766 in 2000.

     Depreciation and amortization in fiscal 2001 increased by 14,175%, or $286,900, to $288,924 from $2,024 in 2000. $185,399 of the increase was attributable to amortization of goodwill arising from the acquisition of Ultratech Linear Solutions Inc. on November 16, 2000.

     Exchange gain (loss) increased by $46,222 to ($49,258) from ($3,036) in 2000. The exchange gain in 2001 was due to fluctuations in the currency exchange rate between the United States and Canada. Our revenues are received mostly in US dollars, while the majority of expenses are incurred in Canadian dollars. As we measure our financial results in Canadian dollars, strength of the US dollar results in exchange rate gains.

     General and administrative expenses in fiscal 2001 decreased by 6%, or $108,323, to $1,844,146 from $1,952,469 in 2000. Expenses in 2001 included non-recurring legal and regulatory related costs associated with restructuring our operations during the year, hiring additional operations related administrative staff, general operating overhead expenses associated with the leased premesis, expenses related to listing our shares on the CDNX, financing costs of the private placement which was completed in December 2001, initiation of the ISO 9001 certification process as well as increased legal, audit, regulatory, investor relations and corporate finance activities which are associated with being a public company. Stock compensation resulting from the granting of stock options was $360,139 in 2001 and $354,426 in 2000.

     Interest income in 2001 was $43,545. This amount results primarily from interest earned from term deposits.

     Net gain from discontinued operations amounted to $267,504. A loss of $165,125 is attributable to sale of the UniLinx business on May 1, 2001 and a gain of $432,629 resulting from the sale of the Sonem business from a reduction of the warranty accrual for the Sonem product due to the replacement of previously installed Sonem systems and the sale of the remaining interest in the Sonem business.

Liquidity and Capital Resources

     Since inception, we have been dependent on equity capital as our primary source of funding. Prior to December 31, 2000, sales of our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at December 31, 2001 of $12,830,289. During 2001, we focused entirely on the wireless product segment, primarily our amplifier products, and incurred a net loss, after stock-based compensation expense, of $2,098,014 (2000 - loss of $5,318,633). We also used cash from operations of $1,847,392 (2000 - $3,097,829 in cash used). Operations to date have been primarily financed by equity.

     The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurance that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements. Our auditors' report on the December 31, 2001 consolidated financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

     During 2001, our cash position decreased by $989,654 to $1,012,430 from $2,002,084 on December 31, 2000. The $1,847,392 used by operations comprised a net loss of $2,098,014, and non-cash charges including $103,525 in depreciation of equipment and $185,399 in goodwill amortization and $655,454 in stock-based compensation expense. Other significant non-cash working capital changes included accounts receivable and government grant receivables which increased by $43,708, inventory which increased by $56,104 and accounts payable and accrued liabilities which deceased by $70,224. The product warranty accrual decreased by $591,997 as we contributed to the replacement of previously installed Sonem systems.

     Our investing activities during 2001 amounted to $53,286, which was primarily attributable to increased capital leases of testing and tuning hardware and software.

     Financing activities included a decrease in the Cobratech loan receivable of $118,823 and the bank overdraft decreased by $38,144 due to a lower level of cheques outstanding at December 31, 2001 than at December 31, 2000. In May 2001, we replaced an existing demand revolving loan with Royal Bank of Canada with a $79,263 (Cdn $125,000) operating line of credit from HSBC Bank Canada, at an interest rate of HSBC prime, and secured by an $80,000 guaranteed investment certificate. The HSBC Bank Canada operating line was replaced in February 2002 with a $78,616 (Cdn 125,000) operating line from CIBC bank, at an interest rate of prime and secured by a $78,616 (Cdn $125,000) guaranteed investment certificate. In March 2002, we secured a $750,000 account receivable credit facilty with CIBC at an interest rate of CIBC prime + 1% and an administrative fee of 1% of invoice value. See "Subsequent Events". In December 2001, we completed an equity financing through a private placement offering under regulation D and Regulation S of the Securities Act. We accepted subscriptions for 5,147,551 units resulting in net cash proceeds of $788,035 (gross proceeds of $926,537 less $47,902 share issue costs and $90,600 unsubscribed share capital as a result of an advance that was made to John Robertson, our CEO and President. See item "Certain Relationships and Related Transactions").

     Other than operating loan commitments, we have no material commitments, including capital commitments, outstanding December 31, 2001.

Subsequent Events

     In January 2002, we announced sales to our first three customers in China. All three of which have placed initial orders and two have signed supply agreements for the development and delivery of our RF power amplifiers. We also announced the first commercial sales of our new power amplifier for base station applications which is a new market for us. As well, we announced purchase orders for RF power amplifiers worth $640,930 destined for export to Korean customers and that we had a 26% increase to our technical and engineering staff, now in excess of 35 people.

     In February 2002, we announced follow-on orders from two of our US customers worth approximately $625,000 for the delivery of RF amplifiers in the first quarter 2002. In addition, we announced that of January's orders, approximately 60% were from new customers representing 20% to customers in China, and 40% to customers in the US in comparison to January 2001 where 100% of the orders were from customers in Korea.

     The existing HSBC Bank Canada operating line was replaced in February 2002 with a $78,616 (Cdn $125,000) operating line from CIBC bank, at an interest rate of prime, and secured by a $78,616 (Cdn $125,000) guaranteed investment certificate. In March 2002 , we secured a $750,000 account receivable credit facilty with CIBC at an interest rate of CIBC prime + 1% and an administrative fee of 1% of invoice value.

     On March 12, 2002, we announced the appointment of Mr. Ilan Kenig, as our President effective April 1, 2002. Mr. John Robertson, our President and CEO resigned his positions effective March 31, 2002 and remains as a Director. As noted in Item 12, Certain Relationships and Related Transactions, The Board of Directors agreed to advance $90,000 to John Robertson to enable him to subscribe for 500,000 units in conjunction with the private placement completed on December 24, 2001. The loan principal plus interest is currently still outstanding and is secured by the subscribing shares. On his resignation, John Robertson will either repay the loan and all interest owing on the loan in cash or transfer to us, all of the securities comprising of the units he subscribed to.

     Mr. Featherstonhaugh resigned as a director effective March 31, 2002.

     Trends and uncertainties

     The wireless infrastructure market is in various stages of maturity throughout the world. Developed countries generally have an established system of cell phone capabilities, usually with more than one service provider competing for subscribers. In some places competing technologies have been deployed. Developing countries are continuing to build out 1st and 2nd generation networks to complete their coverage footprints, often in place of wired phone systems.

     There are 2 main sources of future growth. First, ever-growing numbers of subscribers require more infrastructure to support the number of simultaneous calls (compounded by the increasing length of calls) all driven by aggressive rate programs offered by the carriers as well as by new features and services being offered to subscribers. Second, new network technologies (2.5G and 3G) are being or about to be deployed, which will require significant new investment in infrastructure. These new network technologies are being driven by their ability to handle more simultaneous calls and offer more features, which will attract even more subscriber-minutes to the carriers.

     Some examples of new features being offered by the 2.5G and 3G networks are: wireless access to the Internet for e-mail, stock quotes, weather/traffic reports, etc.; SMS short message services, particularly popular with young people; location-based services; and the growing wireless connectivity offered by PDA manufacturers. Longer calls are being encouraged by million-minute plans, free weekend calls, free roaming, and other billing incentives, as well as by increased coverage footprints.

     Wireless infrastructures will continue to expand for some time to come to accommodate the increasing number of subscribers, increasing number of features, and increasing bandwidth required by many of the new features. The 3G networks typically operate at higher frequencies, so their coverage area tends to be smaller per base station, requiring more base station and repeater equipment to be deployed to achieve the same geographic coverage (although a larger number of subscribers can be supported on each 3G base station).

     In an effort to further increase subscriber-minutes, a growing number of repeater systems (both high power repeaters and "pico-repeaters" for indoor use) will be deployed to fill in coverage gaps in wireless network footprints.

     Wireless technology is getting more complex as the newer network technologies use limited bandwidth (capacity) more efficiently. And the market is getting more competitive, as a small but growing number of amplifier companies pursue the business worldwide. This causes intense price competition and resulting lower gross profit margins. If we cannot continue to reduce our manufacturing costs on all our products, our gross margins will decline.

     There are a number of emerging technologies that promise to increase the efficiency of the RF systems which carry the wireless signals in cellular and wireless communications networks. Some of these have the potential to be built into the amplifiers, transparently increasing performance; others require larger system-level changes to the base station equipment. It is not clear which, if any, of these technologies will be adopted, or what effects they will have on the suppliers of RF amplifiers.

     However, the primary uncertainty in this market revolves around the timing of the infrastructure build-out and the network type(s) that will be built. We are aware of the timing issue and are developing products, and establishing alliances in order to secure the potential and/or technical ability to react to current and planned network architectures and amplifier technologies.

     The timing of major network build-outs is uncertain, in different parts of the world, for different reasons. In North America, where a number of competing network technologies coexist, the move to 3G is expected to be slower than in other geographies. In Europe, where a unified GSM system already exists, several large carriers have committed huge amounts of money for 3G spectrum allocation, but now they may not be able to afford to build it out quickly, and the GPRS 2.5G system offers many of the benefits. In Asia, China is beginning a very large push to expand their 2G networks with virtually all suppliers in the world competing for the business, and Korea is planning a 3G push this year (2002).

     There is general consensus that the 3G networks will prevail within a few years, but there have been some disappointments in the early technology trials, and most of the currently-envisioned applications can run well enough on 2.5G networks.

     The overall trend is for continued growth of the wireless communications infrastructure worldwide, driven primarily by increasing numbers of subscriber-minutes and by new features which require more bandwidth. The primary uncertainty in the market is the pace at which the new generation networks will roll out, and the geographic sequence of the roll out. Uncertainty of a lesser concern surrounds the technology itself.

     We believe that our company is well positioned to compete aggressively in the worldwide buildup of the wireless infrastructure. Although we have had recent success in Asia , there can be no assurance that this trend will continue and that the Chinese market buildup will be fast as first expected. A slow down of the build-up could be a result from a mixture of political, economic, regulatory, technical or market driven conditions. Since a significant portion of our revenues originate in Asia, our success could be negatively materially affected.

     Our operations have been successfully funded to date by cash flow, equity funding and to a certain extent debt financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our fast growth strategy. The can be no assurance that the past trend will continue, which would significantly affect the financial condition of the Company.

     Our business in Korea is transacted on the basis of "L/C at sight" (letter of credit, payable when the product ships our plant). As we expand and diversify our business geographically, different business models are used by different cultures. Our US and European business is typically on "net 30" terms, and China-based customers are demanding even longer payment terms. As our business grows and expands, accounts receivable and financing sales become more relevant cash management issues for the company.

     Current models of our products are required to be individually assembled, tuned and tested in our manufacturing facility to meet the specifications of the end-user. This process is time consuming and labor intensive and our ability increase manufacturing output is limited by the size of our facilities and our ability to hire, train and retain qualified personnel. Currently, we believe we have sufficient manufacturing capacity to fill our orders in 2002. In the future, we may be required to expand our facility, hire additional personnel and automate the assembly, tuning and/or testing process to increase our manufacturing capacity to meet demand for our products. Such expansion will require additional capital investments and allocation of resources, which may affect our results of operations. We cannot assure you that adequate resources will be available or that we will be able to increase our manufacturing capacity in a timely manner, if at all.

     Inflation

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. However, we have recently experienced some significant price increases for certain components that are used in the wireless industry.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based on our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we reevaluate our estimates and judgments, particularly those related to the determination of the recoverability of equipment, and goodwill. We base our estimates and judgments on historical experience, contractual arrangements and commitments, and on various other assumptions that we believe are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

     We  believe  the  following  critical   accounting  policies  require  more
significant estimates and judgments in the preparation of the consolidated financial statements.

     The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 2001, the inability to continue as a going concern would require liquidation of assets not in the normal course which would primarily impact inventory, equipment and goodwill's recoverable amounts.

     Inventory is carried at the lower of cost, determined on an average cost method, and market. We provide an allowance that it considers to be reasonable for its non-moving or slow moving inventory items and for items with expected future realizable value lower than cost. Changes in customer demands and requirements in the short term could reduce product demand and prices having a material impact on future realizable value of inventory.

     Equipment and goodwill are recorded at cost less accumulated depreciation. We review these assets for impairments when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. As actual future net cash flows are uncertain, the estimation process requires us to make reasonable assumptions about future economic trends and events. These trends and events are substantially outside of our control. To the extent that the expected future cash flows generated by the asset are reduced, we may be required to record an impairment charge against the carrying value of the equipment and goodwill.

     On an ongoing basis, we record our best estimate of our warranty obligations related to products sold. These estimates are made after the consideration of contractual warranty obligations and historical experience. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. Additional costs or estimates will be recognized as determinable.

     We recognize revenue when criteria specified in generally accepted accounting principles have been met. Although we have no current intention of doing so, changes in our business model could impact the timing of recognition in our consolidated financial statements.


ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements" of Item 13 herein, which financial statements are incorporated herein by reference in response to this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP (E&Y) was dismissed from its position as our certifying accountant on December 31, 2000. KPMG LLP (KPMG) was appointed as our new certifying accountant on the same day.

     E&Y's report on the financial statements for the years ended December 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the report on the 1998 financial statement, which contained an explanatory paragraph (after the opinion paragraph) that stated that our recurring losses from operations raised substantial doubt about our ability to continue as a going concern. The 1998 financial statements did not include any adjustments that might result from the outcome of this uncertainty. The report on the 1999 financial statement did not contain any such explanatory paragraph as to uncertainty.

     The decision to change accountants was approved by our board of directors pursuant to a consent board resolution dated December 31, 2000. We have an audit committee, but the decision to change accountants was not considered by this committee.

     During the Company's years ended December 31, 1999 and 1998 and the subsequent interim period preceding the dismissal of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

     Our directors, executive officers, and significant employees and the significant employees of our subsidiary, Unity Wireless Systems Corporation (UW Systems), as of December 31, 2001, were as follows:

NAME                     POSITION                                                           APPOINTMENT
----                     --------                                                           -----------
Mark Godsy               Director and Chairman of Board of Directors                        February 22, 2000
                         Director and Chairman of Board of Directors of UW Systems

John Robertson           Director, President and Chief Executive Officer (1)                November 17, 2000
                         Director, President and Chief Executive Officer of UW Systems(1)

Roland Sartorius         Director, Chief Financial Officer and Secretary                      August 15, 2000
                         Director, Chief Financial Officer and Secretary of UW Systems

Thomas Dodd              Director, Senior Vice President                                    February 22, 2000
                         Director, Senior Vice President of UW Systems

Raffi Antepyan           Vice President of UW Systems                                       February 19, 2001

Ilan Kenig               Vice President, Business Development(2)                             December 1, 2001

Ken Maddison             Director                                                            October 29, 1998

Robert W. Singer         Director                                                               June 22, 2001

Robert Fetherstonhaugh   Director(3)                                                            June 22, 2001


     (1)  Mr. Robertson resigned as President and Chief Executive Officer of the
          Corporation and UW Systems effective March 31, 2002. Mr. Robertson remains as a director of the Corporation.

     (2)  Mr.  Ilan Kenig was  appointed  President  of the  Corporation  and UW
          Systems effective April 1, 2002.

     (3)  Mr.  Fetherstonhaugh   resigned  as  a  director  of  the  Corporation
          effective March 31, 2002.


     Mark Godsy - Age 47. Mr. Godsy is a Director and the Chairman of the Board of Directors of Unity Wireless and UW Systems. He previously served as a Director and the Chairman of the Board of Directors of UW Systems from May 1993 to November 1998, and as the Secretary of UW Systems from May 1993 to July 1995, and from May 1997 to November 1998. Mr. Godsy was also the Chief Executive Officer from February 2000 until November 17, 2000. His term as a Director of Unity Wireless runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both of which are leading Canadian biotechnology firms. Mr. Godsy's responsibilities included building executive management teams, coordinating corporate finance activities and strategic positioning. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

     John Robertson - Age 50. Mr. Robertson is a Director of Unity Wireless and the Chief Executive Officer of Unity Wireless and of UW Systems. His term as Director of Unity Wireless runs until the next annual meeting of shareholders unless earlier terminated. Mr. Robertson has over 18 years experience in the telecommunications industry with both public and private companies. He has held senior executive positions with Glentel, Glenayre Communications and Uniden Canada. He founded Ultratech Linear Solutions ("Ultratech") in mid-1999. Ultratech was acquired in November 2000 by Unity Wireless.

     Roland Sartorius - Age 49. Mr. Sartorius is a Director of Unity Wireless and the Chief Financial Officer and Secretary of Unity Wireless and of UW Systems. His term as Director of Unity Wireless runs until the next annual meeting of shareholders unless earlier terminated. Mr. Sartorius has over 12 years experience in the position of Chief Financial Officer in several public and private multinational entities. Most recently, he was based in Switzerland and held the same position with a private equity/venture capital firm managing several equity funds, with investments in various European and North American technological/industrial companies. His focus has been in the areas of corporate finance, strategic planning, financial reporting and controls, international tax planning, compliance and investor/shareholder relations. From 1981 to 1988, Mr. Sartorius was employed with KPMG, initially as an auditor and subsequently as a Management Consultant in Corporate Finance. Mr. Sartorius, a Certified General Accountant, holds a Bachelor of Commerce & Business Administration degree from the University of British Columbia. He currently serves and has previously served on boards of directors for a variety of private companies.

     Thomas Dodd - Age 51. Mr. Dodd is a Director of Unity Wireless and Senior Vice President of Unity Wireless and of UW Systems. His term as a Director of Unity Wireless runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Dodd is a senior marketer/manager with over 25 years experience as an end user, OEM, consultant, and manufacturer, in roles ranging from field technical support to executive management. He has held senior executive positions with Dynapro Systems Inc. and Campbell Technologies with primary responsibilities in sales and marketing. Currently, Mr. Dodd serves on the Board of Directors of FutureFund (VCC) Capital Corp.

     Raffi Antepyan - Age 43. Mr. Antepyan is an Executive and Vice President of Engineering. He has over 20 years of wireless experience. Recently he was Vice President and managing Director of privately held Wavesat Telecom, which specialized in the development and manufacture of wireless components and systems including Cellular and PCS (personal communication service) amplifier for base station and repeater applications. Mr. Antepyan has also held engineering and management positions with and northern Telecom (Nortel Networks), Wavefront Precision Technologies, Advantech Advanced microwave Technologies Inc., and Harris Farinon Canada. Mr. Antepyan holds a Master's Degree in Electrical Engineering from Montreal's Concordia University.

     Mr. Ilan Kenig - Age 41. Mr. Kenig has over 17 years of legal, venture capital and investment banking experience on Wall Street with specific emphasis in the technology and telecommunications arena. Mr. Kenig, with his experience in international business activities, corporate mergers and acquisitions, joined the Company as Vice President of Business Development in December 2001 and will assume the position of President in April 2002. Prior to pursuing international finance activities in New York, Mr. Kenig was a founder of a successful law firm in Tel-Aviv representing mostly technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University.

     Ken Maddison - Age 61. Mr. Maddison is a Director of Unity Wireless. His term runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of BC in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG. In public practice over the past 32 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the hospitality, real estate, construction, non-profit and insurance industries. Mr. Maddison currently serves on the boards of International Wayside Gold Mines Ltd., Island Mountain Gold Mines Ltd., Northern Continental Resources Inc., Northern Hemisphere Development Inc. and Golden Cariboo Resources Ltd.

     Robert W. Singer - Age 54. Senator Singer is a director of Unity Wireless. Senator Singer is a New Jersey state senator and serves within the Senate leadership circle as Assistant Majority Leader. Senator Singer is also Vice-Chairman of the Senate Commerce Committee and a member of the Senate Health Committee. In his former duties as an elected representative in the Upper House, Senator Singer was Chairman of the Senate Senior Citizens, Veterans Affairs and Agriculture Committee and was Vice-Chairman of the Senate Environment Committee, and had been appointed to chair the Joint Legislative Biotechnology Task Force and the Software Task Committee. Senator Singer is presently Chairman of the Senate Task Force on Science and Technology, which was established in 2001. On a national level, Senator Singer was also appointed as a member of the Health Committee of the Assembly on Federal Issues of the National Conference of State Legislatures. Members of the Assembly on Federal Issues meet with federal officials and play a key role in developing recommendations on a wide range of national issues that affect state-federal relations. Senator Robert Singer has distinguished himself among his national peers through his recognition and understanding of high technology industries, particularly biotechnology and the economic development, health care, agricultural and environmental benefits this industry offers his state and the nation. The Senator has also been honored at the national and state level for his leadership and support in promoting the biotechnology industry. Senator Singer currently serves on the boards of Brocker Technology Group and Healthchoice Incorporated.

     Robert Fetherstonhaugh - Age 46. Mr. Fetherstonhaugh is a director of Unity Wireless and a chartered accountant with executive experience in technology companies and public accounting. He is presently Executive Vice President of Claridge, Inc. Prior to Claridge, Inc., he was Deputy Chairman and Corporate Secretary of Trader.com, a public company in the business of online and print publication, which he joined in 1998. Mr. Fetherstonhaugh was responsible for internet and media acquisitions in Canada, the United States, Holland, and Russia, and closed three such acquisitions in 1999. He was also responsible for coordinating Trader.com's Russian operations, which now generate $20 million in free cash flows per year, and has set up operation in China. From 1978 to 1998 he served with KPMG and became Partner in charge of the Financial Institutions Practice for Montreal. He also set up, led, and significantly expanded the High Technology Practice in Montreal. Mr. Fetherstonhaugh currently serves on the board of Trader.com and Stake Technology.

     Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

     There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting

     For the fiscal year ended December 31, 2001, all Section 16(a) beneficial ownership reports were filed in a timely manner.

     The foregoing disclosure is based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations received by the Company referred to in paragraph (b)(2)(i) of Regulation S-B.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned by all persons serving as our Chief Executive Officer during the fiscal years ended December 31, 2001, 2000 and 1999. None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during 2001, 2000 or 1999.

                                           Summary Compensation Table

                                Annual Compensation                     Long Term Compensation
                           --------------------------------------------------------------------------------
                                                                     Awards             Payouts
                                                               ---------------------------------
                                                                            Restricted
                                                                            Shares or
                                                               Securities   Restricted
    Name and      Fiscal                        Other Annual     under         Share      LTIP
   Principal       Year    Salary     Bonus     Compensation   Option/SAR      Units     Payouts   All Other
    Position      Ended    (US$)      (US$)         (US$)       Granted(#)     (US$)      (US$)   Compensation
--------------------------------------------------------------------------------------------------------------
John Robertson,    2001   107,137       0           0           100,000            0         0          0
Chief Executive    2000    10,300       0                       275,000(2)         0         0          0
Officer(1)         1999

Mark Godsy,
Chief Executive    2000         0       0                       200,000(4)    72,000         0          0
Officer(3)         1999

William Brogdon,
Chief Executive    1999    38,756       0           0                 0            0         0          0
Officer(5)


                        Annual Compensation ($)           Long-Term Compensation
                        -----------------------           ----------------------
                                                                                   Securities
                                                          Restricted Stock         Underlying
Name and Position         Year             Salary            Award ($)              Options(#)
-----------------         ----             ------            ---------             -----------
John Robertson            2001            107,137                  0                 100,000(2
                          2000(1)          10,300                  0                 275,000(2)

Mark Godsy                2001                  0                  0                   5,000(4)
                          2000(3)               0             72,000                 200,000(4)

William Brogdon           1999             38,756                  0                       0

William Brogdon           1998             64,167             61,480(5)              200,000


NOTES:
(1)  Mr.  Robertson,  served as served as Chief  Executive  Officer  during  the period November 17, 2001 to March 31, 2002.
(2)  Mr. Robertson received 200,000 options in December 2000 and 100,000 options in February  2001 as partial  compensation  for serving as Chief  Executive
     Officer of our company. He also received 75,000 options in December 2000 as compensation for serving as a director of our company.
(3)  Mr.  Godsy  served as Chief  Executive  Officer of our  company  during the period  February 22 - November  17, 2000.  At the end of this  period,  Mr.
     Godsy  was  paid  accrued  wages  in  restricted   stock  (171,428  shares)
     equivalent to $72,000 on the date of issue.
(4)  Mr. Godsy received  200,000  options in December 2000 as  compensation  for serving as the  Chairman of the Board of our  company and 5,000  options in
     June 2001 as compensation for serving on the Compensation Committee.
(5)  Mr. Brogdon served as Chief  Executive  Officer of UW Systems from February
     1, 1998 and our company from December, 1998. Both appointments concluded on
     February 22, 2000.

     At the end of 2001, the named executive officers held restricted stock of our company as follows. The value of these holdings is calculated at $0.35, which was the price of our stock on December 31, 2001.

                                   Restricted shares held       Value of restricted shares held
                                   ----------------------       -------------------------------
John Robertson(1)                          622,065                         $217,723
Mark Godsy(2)                            2,444,928                         $855,725
William Brogdon                                  0                               $0

(1)  Mr.  Robertson  served as our  President  and CEO from November 17, 2001 to
     March 31, 2002.
(2) As of December 31, 2001, Mark Godsy also owned 307,151 unrestricted shares for a total of 2,752,079.


Option Grants in 2001

Option/SAR Grants in Last Fiscal Year

                                                           OPTION GRANTS

Individual Grants
-------------------------------------------------------------------------------------------------
             (a)                    (b)                (c)             (d)              (e)
                                 Number of
                                 Securities
                                 Underlying        % of Total      Exercise or
                              Options Granted    Options Granted    Base Price
             Name                   (#)                (1)            ($/Sh)      Expiration Date
-------------------------------------------------------------------------------------------------
John Robertson,                 100,000(3)            6.1%          $0.17          Dec. 31, 2005
Chief Executive Officer(2)

Mark Godsy,                       5,000(4)            0.3%          $0.17          June 30, 2006
Chief Executive Officer
-------------------
(1)  The  denominator (of 1,629,500) was arrived at by calculating the net total number of new options awarded during the year.
(2)  Mr.  Robertson  served as our  President  and CEO from November 17, 2001 to
     March 31, 2002.
(3)  John Robertson  received 100,000 options at $0.51  (time-based  vesting) on
     February 6, 2001.  These  options  were  re-priced  on December 11, 2001 to
     $0.17.
(4)  Mark Godsy received 5,000 options at $0.38 (time-based vesting) on June 22,
     2001. These options were re-priced on December 11, 2001 to $0.17.


Fiscal Year-End Option Value

     The following table presents the value of unexercised options held as of December 31, 2001 by each of the named executive officers appearing in the Summary Compensation Table in this section. None of these named executive officers exercised any of their options in 2001. Mr. Brogdon held no options as of December 31, 2001.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                                         Aggregated Options Exercised
                               During the Financial Year Ended December 31, 2001
                                      and Financial Year-End Option Values

----------------------------------------------------------------------------------------------------------
          Name             Securities     Aggregate     Unexercised Options    Value of Unexercised in the
                          Acquired on       Value          At FY-End (#)         Money-Options at FY-End
                          Exercise (#)   Realized ($)      Exercisable/              ($) Exercisable/
                                                           Unexercisable            Unexercisable (1)

----------------------------------------------------------------------------------------------------------
John Robertson,               Nil           Nil         206,250 (exercisable)      $72,188 (exercisable)
Chief Executive                                         168,750 (unexercisable)    $59,063 (unexercisable)
Officer(2)
----------------------------------------------------------------------------------------------------------
Mark Godsy,                   Nil           Nil          84,166 (exercisable)      $29,458 (exercisable)
Chief Executive Officer                                 120,834 (unexercisable)    $42,292 (unexercisable)
----------------------------------------------------------------------------------------------------------
(1)  Based on NASD OTCBB closing price of $0.35 on December 31, 2001.
(2)  Mr.  Robertson  served as our  President  and CEO from November 17, 2001 to
     March 31, 2002.


Compensation of Directors

     Our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. We may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. We have adopted a policy whereby members of the Board of Directors receive initial grants of options upon appointment or upon adoption of the policy, as follows:

          Chairman                                          200,000 options
          Director (other than Chairman)                    75,000 options
          Compensation Committee                            5,000 options
          Audit Committee                                   5,000 options
          Options Committee                                 2,500 options

Employment Agreements

     There are no employment agreements between us or any of our subsidiaries and William Brogdon or Mark Godsy. We had an employment agreement with John Robertson, dated November 16, 2000, which was replaced with a consulting agreement on February 1, 2001 and further replaced with a five year employment agreement dated November 1, 2001. Mr. Robertson is entitled to, amongst other things, an annual salary of Cdn $190,000 ($119,700) reviewable annually, with such increases as we deem appropriate. Mr. Robertson is also entitled to options to purchase up to 375,000 shares of our common stock, benefits that are ordinarily made available to our employees, and the reimbursement of reasonable job-related expenses. Mr. Robertson resigned from his position on President and CEO of our Company effective March 31, 2002 thereby terminating his employment agreement.

Report on Repricing of Options - December 11, 2001

     On December 11, 2001, our Board of Directors determined that it was in the best interest of the corporation to reprice issued and outstanding stock options held by most of our employees, officers and directors. Our Board of Directors approved a stock option repricing program effective December 11, 2001. Under the program, each eligible holder of stock options (employed by us for the majority of the period between July 1, 2001 and December 11, 2001) granted under our Stock Option Plan, including options held by directors and officers, was entitled to exchange their existing stock option for a repriced stock option to purchase the same number of shares at an exercise price of $0.17 per share. The new exercise price was equal to the then market price of $0.17 per share of common stock. Other than the lower exercise price, each repriced stock option under the repricing program has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,253,250 shares of common stock were eligible to participate in the program, all of which were repriced. The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of our common stock in fiscal 2001. The Board determined that our existing stock options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The eligible existing stock options had exercise prices of $0.38 to $1.00 per share, which exercise price exceeded the trading prices of our common stock prior to the date the option repricing program was approved. The Board determined that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

     For financial reporting purposes, the repriced options will be accounted for as variable plan options with increases in the market price of the underlying common stock reflected as compensation expense until the options are exercised, expire or are forfeited.

     The following named executive officers held the following options that were repriced:

----------------------------------------------------------------------------------------------
                        Number of securities    Exercise Price under
Name                     underlying options        Original Grant       Reprice Exercise Price
----------------------------------------------------------------------------------------------
John Robertson(1)              375,000                  $0.38                   $0.17
Mark Godsy                     205,000                  $0.38                   $0.17
------------------
(1)  Mr.  Robertson  served as our  President  and CEO from November 17, 2001 to
     March 31, 2002.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of March 15, 2002 by (i) each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; (ii) our chief executive officer and our two former chief executive officers during our last fiscal year, individually named in the executive compensation table below; (iii) our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. As of March 15, 2002, there were 30,915,704 of our shares of common stock issued and outstanding. Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our shareholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our corporation.

                                                                              SHARES
TITLE OF         NAME AND ADDRESS               RELATIONSHIP TO             BENEFICIALLY   PERCENT
 CLASS              OF OWNER                        COMPANY                   OWNED        OWNED(1)
--------         ----------------               ---------------             ------------   --------
Common Stock     Mark Godsy                   Chairman, Director, 5%         3,269,996     10.58%
                 7575 Carnarvon Street        Shareholder and Past CEO
                 Vancouver, B.C.  V6N 1K6     (February 22, 2000 -
                                              November 17, 2000)
Common Stock     John Robertson               Director and CEO               1,432,482      4.63%
                 #203 - 728 Farrow Street     (November 17, 2000 -
                 Coquitlam, B.C.  V3J 3S6     March 31, 2002)
Common Stock     Roland Sartorius             Director and Executive          934,167       3.02%
                 4172 Yuculta Crescent        Officer
                 Vancouver, B.C.  V6N 3RS
Common Stock     Thomas Dodd                  Director and Executive          249,167       0.81%
                 808 Seymour Blvd.            Officer
                 North Vancouver, B.C.
                 V7J 2J6
Common Stock     Ken Maddison                 Director                        56,250        0.18%
                 2591 Lund Avenue
                 Coquitlam, B.C.  V3K 6J8
Common Stock     Robert W. Singer             Director                        43,750        0.14%
                 2110 West County Line Road
                 Jackson, NJ  08527
Common Stock     Robert Fetherstonhaugh       Director                        103,613       0.34%
                 20 Avenue Lilas
                 Dorval, Quebec  H9S 3L9
Common Stock     H. William Brogdon           Past CEO (February, 1999        550,000       1.80%
                 1817 Sleepy Hollow Lane      to February 22, 2000
                 Petaluma, CA 94954
Common Stock     Raffi Antepyan               Executive                       125,000       0.40%
                 2192 Loiseau
                 St. Laurent,
                 Quebec H2K 2K7
Common Stock     Wayne Gambell                5% Beneficial Owner            2,039,668      6.60%
                 1040 Memorial Dr., NW
                 Calgary, AB T2N 3E1
----------------------------------------------------------------------------------------------------
Common Stock     All directors and                                           6,214,425(1)   20.10%
                 executive officers as a
                 group (8 individuals)

--------------------------
(1) Includes for each beneficial owner or group the following numbers of shares of common stock that may be acquired by the exercise of stock options or warrants that are now exercisable or will become exercisable within 60 days of January 31, 2002:

     o Mark Godsy - 517,917 shares, including 416,667 shares acquirable upon exercise of warrants and 101,250 shares exercisable upon the exercise of options.

     o John Robertson - 729,167 shares, including 500,000 shares acquirable upon the exercise of warrants and 229,167 shares acquirable upon the exercise of options.

     o Roland Sartorius - 584,167 shares, including 350,000 shares acquirable upon the exercise of warrants and 234,167 shares acquirable upon the exercise of options.

          o Thomas Dodd - 229,167 shares acquirable upon the exercise of options.

          o Ken Maddison - 56,250 shares acquirable upon the exercise of options.

          o Robert Singer - 18,750 shares acquirable upon the exercise of options.

          o Robert Fetherstonhaugh - 21,250 shares acquirable upon the exercise of options.

          o Raffi Antepyan - 125,000 shares acquirable upon the exercise of options.

          o Wayne Gambell - 833,284 shares acquirable upon the exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have a November 2000 loan receivable from Cobratech Industries Inc., a company with which we had two former directors in common, in the principal amount of $200,000. Interest is payable to us at 1% per month, calculated monthly not in advance. The loan is secured by a general security agreement which includes all of the personal and real property of Cobratech. The loan is repayable upon demand. As of March 15, 2001, $77,778 in principal remains unpaid. We have sued Cobratech in the Supreme Court of British Columbia, Canada in respect of the remaining balance. The action has been stayed until May 2002 on the condition that Cobratech Industries Inc. pays 10 percent of all funds received from financing until May 2002, in excess of $100,000, until the outstanding amount has been paid. See "Legal Proceedings."

     The Board of Directors agreed to advance $90,000 to John Robertson, our director and outgoing President,and CEO to enable him to subscribe for 500,000 units in conjunction with the private placement completed on December 24, 2001. The loan principal plus interest is due on December 24, 2003, bears interest at 4% per annum and is secured by the subscribing shares. On maturity, the loan and all interest owing on the loan may be repaid either in cash or by John Robertson transferring to us, all of the securities comprising of the units he subscribed to. For financial statement reporting purposes, this loan will be recorded as a reduction in shareholders' equity.

     On October 11, 2001, we filed a registration statement on Form SB-2 covering the resale of certain shares of our Common Stock and shares of Common Stock subject to warrants. This Form SB-2 covered 203,315 shares of Common Stock held by John Robertson and 21,428 shares of Common Stock held by Mark Godsy, a director.

     On February 15, 2002, we filed a registration statement on Form SB-2 covering the resale of certain shares of our Common Stock and shares of Common Stock subject to warrants. This Form SB-2 covered 1,203,315 shares of Common Stock held by John Robertson and 854,762 shares of Common Stock held by Mark Godsy, a director.

     There are no other material related transactions or related contracts with a value of over $60,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

     Consolidated Financial Statements

         Report of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to the Consolidated Financial Statements

     (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number         Description
     ------         -----------
       3.1*         Amended and Restated  Certificate of  Incorporation of Unity
                    Wireless  Corporation  (incorporated by reference to Exhibit
                    3.1 to the Company's Form SB-2 filed on October 4, 2000)

     Exhibit
     Number         Description
     ------         -----------
       3.2*         Amended and Restated  Bylaws of Unity  Wireless  Corporation
                    (incorporated  by reference to Exhibit 3.2 to the  Company's
                    Form SB-2 filed on October 4, 2000)

       4.1* Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

       4.2*         Consulting agreement amendment among Mueller & Company, Inc.
                    and Unity Wireless Corporation dated November 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form SB-2 filed on February 15, 2002)

      10.1* Asset Purchase Agreement dated October 6, 2000 among Unity Wireless Systems Corporation, a British Columbia, Canada
                    corporation, 568608 B.C. Ltd., a British Columbia, Canada corporation, Traffic Systems, L.L.C., an Arizona limited liability company, Traffic Safety Products, Inc., an Arizona corporation and James L. Hill (incorporated by reference to
                    Exhibit 2.1 to the  Company's  Form 8-K filed on October 23,
                    2000)

      10.2* Intellectual Property License Agreement dated October 6, 2000 between Unity Systems as licensor and Traffic Systems as licensee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 23, 2000)

      10.3* Share Purchase Agreement, dated November 16, 2000 among John Robertson, Mirza Kassam, Chris Neumann, Robert Fetherstonhaugh, Unity Wireless Corporation, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd., W. Hugh Notman (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 4, 2000)

      10.4* Asset Purchase Agreement, dated for reference December 30, 2000, among Unity Wireless Integration Corporation as vendor, Lyma Sales & Management Corp. as purchaser and Unity Wireless Corporation (incorporated by reference to Exhibit
                    2.1 to the Company's Form 8-K filed on January 16, 2001)

      10.5* Agreement to Redeem Membership Interest, Transfer Intellectual Property and Amend Asset Purchase Agreement, effective April 9, 2001, by and among Traffic Systems, L.L.C., Unity Wireless Systems Corporation, Traffic Safety Products, Inc. and Jim Hill (incorporated by reference to
                    Exhibit  10.5 to the  Company's  Form SB-2A  filed on May 3,
                    2001)

      10.6*         1999  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

      10.7* Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)

      21.1          Subsidiaries  of the Company

      23.1          Consent of KPMG LLP
-------------------
 * Previously filed

     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K January 8, 2001, with respect to a change in the registrant's certifying accountant. Ernst & Young LLP (E&Y) was dismissed from its position as the certifying accountant of the registrant December 31, 2000. KPMG LLP (KPMG) was appointed the new certifying accountant of the registrant the same day. During the registrant's two most recent fiscal years and the subsequent interim period preceding the dismissal of E&Y, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company filed a current report on Form 8-K January 15, 2001, with respect to the disposition of the assets of the registrant's wholly-owned subsidiary Unity Wireless Integration Corporation (UWIC) to an unrelated company controlled by a former employee and director of the registrant. UWIC sold all its assets in return for $61,500 (Cdn.$92,000) payable within one year of closing in equal semi-annual installments, plus interest on the unpaid balance at a rate equal to the prime rate of HSBC Canada per annum. In addition, the purchaser agreed to repay a $37,100 (Cdn.$54,000) demand loan within ten business days of closing. The loan was repaid as agreed. The financial terms represented a fair disposition price for the included assets as determined through arms length negotiations.

     The Company filed an amended current report on Form 8-K/A January 22, 2001, which amended a current report filed on Form 8-K January 10, 2001, with respect to the registrant's change in certifying accountant. The amendment was filed to include a letter from the registrant's prior independent accountants stating they had no basis to agree or disagree with other statements of the registration contained in the previously filed Form 8-K.

     The Company filed an amended current report on Form 8-K/A February 13, 2001, which amended a current report filed on Form 8-K December 4, 2000, with respect to the registrant's acquisition of Ultratech Linear Solutions Inc. and the inclusion of certain financial statements and pro forma financial information as exhibits.

     The Company filed a current report on Form 8-K February 16, 2001, with respect to the pre-disclosed disposition of significant assets to Traffic Systems, L.L.C. It was determined that warranty obligations retained by the registrant under an earlier Asset Purchase Agreement would be substantial. Therefore, Traffic Systems L.L.C. agreed to assume the warranty obligations in consideration of the registrant's residual interest in certain intellectual property and the registrant's 37% membership interest in Traffic Systems L.L.C. It was further determined that for accounting purposes, we did not expect the disposition to result in a material loss or gain.

     The Company filed a current report on Form 8-K/A March 8, 2001, to amend its Form 8-K filed on January 16, 2001, with respect to the disposition of the assets and liabilities of Unity Wireless' wholly-owned subsidiary, Unity Wireless Integration Corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ....................................F-2

Consolidated Balance Sheets .......................................F-3

Consolidated Statements of Operations and Deficit  ................F-4

Consolidated Statements of Cash Flows .............................F-5

Notes to the Consolidated Financial Statements ....................F-6

AUDITORS' REPORT

To the Stockholders
Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as at December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in Canada. U.S. standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation and subsidiaries as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 1, 2002, we reported separately to the stockholders of the Company on the consolidated financial statements as at and for the periods presented above, which consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles.







Chartered Accountants

Vancouver, Canada

March 1, 2002

UNITY WIRELESS CORPORATION
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

December 31, 2001 and 2000


====================================================================================================
                                                                          2001                 2000
----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                  $    1,012,430       $    2,002,084
     Restricted cash (note 11(b, c))                                    80,000              100,000
     Accounts receivable (less allowance for doubtful
       accounts of $26,128 in 2001 and $4,245 in 2000)                 263,747              232,591
     Loan receivable (note 7)                                                -              204,434
     Government grant receivable                                        26,457               13,905
     Inventory (note 8)                                                519,516              463,412
     Prepaid expenses and deposits                                      38,643               14,309
     Other receivable (note 5)                                          18,241               61,500
----------------------------------------------------------------------------------------------------
                                                                     1,959,034            3,092,235

Equipment, net (note 9)                                                276,909              221,651
Goodwill (net of accumulated amortization
   2001 - $185,399; 2000 - nil) (note 6)                               741,596              926,995
----------------------------------------------------------------------------------------------------
                                                                $    2,977,539       $    4,240,881
====================================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness                                          $      238,667       $      276,811
     Accounts payable and accrued liabilities (note 10)                658,583              728,807
     Loans payable (note 11)                                                 -               42,312
     Product warranty (note 3(m))                                       31,500              623,497
     Obligations under capital leases (note 12)                         45,900                    -
----------------------------------------------------------------------------------------------------
                                                                       974,650            1,671,427

Loans payable (note 11)                                                 74,451              115,781
Obligations under capital leases (note 12)                               3,488                    -
----------------------------------------------------------------------------------------------------
                                                                     1,052,589            1,787,208
Stockholders' equity:
     Common stock, $0.001 par value 100,000,000 authorized,
       30,916,000 (2000 - 25,743,153) issued and outstanding            30,916               25,743
     Additional paid-in capital                                     14,896,893           13,251,498
     Share subscription receivable (note 14)                           (90,600)                   -
     Deferred stock compensation                                      (199,198)             (89,719)
     Accumulated deficit                                           (12,830,289)         (10,732,275)
     Cumulative translation adjustments                                117,228               (1,574)
----------------------------------------------------------------------------------------------------
                                                                     1,924,950            2,453,673
----------------------------------------------------------------------------------------------------
                                                                $    2,977,539       $    4,240,881
====================================================================================================


Future operations (note 2)
Commitments (note 15)
Subsequent event (notes 13(a) and 19)
Contingent liabilities (note 20)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000


========================================================================================================
                                                                                 2001              2000
--------------------------------------------------------------------------------------------------------
Net sales                                                                $  3,544,770      $    474,003
Cost of goods sold (includes stock-based compensation
   $30,548 in 2001 and $354 in 2000)                                        2,570,454           364,423
--------------------------------------------------------------------------------------------------------
                                                                              974,316           109,580
Expenses:
     Research and development (includes stock-based
       compensation $152,436 in 2001 and $238,655 in 2000)                    842,487                 -
     Government grant (note 16)                                               (52,036)                -
     Sales and marketing (includes stock-based compensation
       $112,331 in 2001 $88,766 in 2000)                                      515,305            10,745
     Depreciation and amortization                                            288,924             2,024
     Exchange gain                                                            (49,258)           (3,036)
     Interest expense                                                           5,890               659
     General and administrative (includes stock-based
       compensation $360,139 in 2001 and $354,426 in 2000)                  1,844,146         1,952,469
     ---------------------------------------------------------------------------------------------------
                                                                            3,395,458         1,962,861
--------------------------------------------------------------------------------------------------------
Operating loss for the year                                                (2,421,142)       (1,853,281)

Interest income                                                                43,545             3,855

Other income                                                                   12,079            10,217
--------------------------------------------------------------------------------------------------------
Loss from continuing operations                                            (2,365,518)       (1,839,209)

Discontinued operations:
     Gain (loss) from discontinued operations (note 5)                        267,504        (3,479,424)
--------------------------------------------------------------------------------------------------------
Loss for the year                                                        $ (2,098,014)     $ (5,318,633)
========================================================================================================
Comprehensive loss:
     Loss for the year                                                   $ (2,098,014)     $ (5,318,633)
     Currency translation adjustment                                          118,802            34,018
--------------------------------------------------------------------------------------------------------
Comprehensive loss                                                       $ (1,979,212)     $ (5,284,615)
========================================================================================================
Basic and diluted earnings (loss) per common share (note 13(c)):
     Continuing operations                                               $      (0.09)     $      (0.08)
     Discontinued operations                                                     0.01             (0.14)
--------------------------------------------------------------------------------------------------------
                                                                         $      (0.08)     $      (0.22)
========================================================================================================



See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)


====================================================================================================================================
                                       Common                                                                  Other
                                        stock   Additional                     Deferred                  accumulated         Total
                          Common   issued and      paid-in   Subscription         stock   Accumulated  comprehensive   stockholders'
                           stock  outstanding      capital     receivable  compensation       deficit  (loss) income         equity
------------------------------------------------------------------------------------------------------------------------------------
Balance
 December 31, 1999    20,588,725    $ 20,589   $ 5,909,624    $       -     $        -   $ (5,413,642)   $  (35,592)     $  480,979

Issued for debt
 settlement               65,000          65       117,903            -              -              -             -         117,968
Issued for services
 rendered (note 13(a))   254,428         254       142,886            -              -              -             -         143,140
Issued pursuant to
 private placement     3,850,000       3,850     5,771,150            -              -              -             -       5,775,000
Issued for cost of
 share issuance
 (note 13(a))            285,000         285       427,215            -              -              -             -         427,500
Share issue costs              -           -      (427,500)           -              -              -             -        (427,500)
Shares issued on
 acquisition of
 Ultratech               700,000         700       538,300            -              -              -             -         539,000
Compensation expense
 of options and
 warrants                      -           -       682,201            -              -              -             -         682,201
Deferred stock
 compensation                  -           -        89,719            -        (89,719)             -             -               -
Loss for the year              -           -             -            -              -     (5,318,633)            -      (5,318,633)
Currency translation
 adjustment                    -           -             -            -              -              -        34,018          34,018
------------------------------------------------------------------------------------------------------------------------------------

Balance
 December 31, 2000    25,743,153      25,743    13,251,498            -        (89,719)   (10,732,275)       (1,574)      2,453,673

Issued for services
 rendered (note 13(a))    25,000          25         6,975            -              -              -             -           7,000
Issued pursuant to
 private placement     5,147,551       5,148       921,389            -              -              -             -         926,537
Share issue costs              -           -       (47,902)           -              -              -             -         (47,902)
Compensation expense
 of options and
 warrants                      -           -       655,454            -              -              -             -         655,454
Deferred stock
 compensation                  -           -       109,479            -       (109,479)             -             -               -
Loss for the year              -           -             -                           -     (2,098,014)            -      (2,098,014)
Currency translation
  adjustment                   -           -             -                           -              -       118,802         118,802
Share subscription
 receivable for issuance
 pursuant to private
 placement                     -           -             -      (90,600)             -              -             -         (90,600)
------------------------------------------------------------------------------------------------------------------------------------

Balance
 December 31, 2001    30,915,704    $ 30,916   $14,896,893    $ (90,600)    $ (199,198)  $(12,830,289)   $  117,228      $1,924,950
====================================================================================================================================


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000


=====================================================================================================
                                                                             2001                2000
-----------------------------------------------------------------------------------------------------
Operating activities:
  Loss for the year                                                   $(2,098,014)        $(5,318,633)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization of goodwill                                            185,399                   -
      Amortization of patents                                                   -              66,657
      Depreciation of equipment                                           103,525              12,578
      Write down of assets and investment                                       -             581,800
      Shares issued for services rendered (note 13(a))                      7,000             143,140
      Stock based compensation                                            655,454             682,201
      Loss on sale of business (note 5)                                         -              80,726
      Provision for loan receivable (note 7)                               85,611                   -
  Changes in non-cash working capital relating to operations:
    Accounts receivable and government grant receivables                  (43,708)           (146,824)
    Investment tax credit receivable                                            -             123,245
    Inventory                                                             (56,104)             27,224
    Prepaid expenses                                                      (24,334)            (13,283)
    Accounts payable and accrued liabilities                              (70,224)            109,129
    Product warranty                                                     (591,997)            554,211
-------------------------------------------------------------------------------------------------------
                                                                       (1,847,392)         (3,097,829)
Investments:
  Acquisition of equipment                                                (96,545)           (200,941)
  Increase in patents                                                           -              (5,050)
  Other receivable                                                         43,259              10,024
  Sale of business, net cash and cash equivalents
    disposed of (note 5)                                                        -            (314,990)
-------------------------------------------------------------------------------------------------------
                                                                          (53,286)           (510,957)
Financing:
  Loan receivable                                                         118,823            (204,434)
  Bank overdraft                                                          (38,144)            115,001
  Restricted cash (note 11(b, c))                                          20,000            (100,000)
  Repayment of loan payable                                               (83,642)            (49,603)
  Repayment of capital lease obligation                                   (12,850)                  -
  Cash proceeds on issuance of common shares                              835,937           5,775,000
  Share issue costs                                                       (47,902)                  -
-------------------------------------------------------------------------------------------------------
                                                                          792,222           5,535,964

Effect of foreign exchange rate changes on cash and cash equivalents      118,802              41,936
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                              (989,654)          1,969,114

Cash, beginning of year                                                 2,002,084              32,970
-------------------------------------------------------------------------------------------------------
Cash, end of year                                                     $ 1,012,430         $ 2,002,084
=====================================================================================================
Supplementary information:
  Cash paid for:
    Interest                                                                5,890         $    26,749
    Income taxes                                                                -                   -
  Non-cash financing and investing activities:
    Shares issued in acquisition of business (note 6)                           -             539,000
    Shares issued for services rendered (note 13(a))                        7,000             143,140
    Shares issued on settlement of debt                                         -             117,968
    Share issue cost                                                            -             427,500
    Sale of assets for 37% interest in Traffic Systems (note 4)                 -             150,000
    Receivable on sale of business (note 5)                                     -              61,500
    Purchase of equipment funded by obligation under
      capital lease (note 9)                                               62,237                   -
=====================================================================================================



See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


1.   Nature of business:

     Unity Wireless Corporation (the "Corporation") was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation ("Sonic Delaware"). Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000. The Corporation is a designer, developer and manufacturer of wireless technologies and produces its Ultratech high power linear radio frequency (RF) amplifiers. Ultratech high power linear RF amplifiers are used in both mobile and fixed wireless voice, Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging and WLL (Wireless Local Loop) frequencies.


2.   Future operations:

     During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $2,098,014 (2000 - $5,318,633) and used cash in operations of $1,847,392 (2000 - $3,097,829).

     The Corporation is investing in new technologies for medium and long-term strategic positioning. A recent licensing partnership, and ongoing investigations of new technologies designed to increase the linearity and efficiency of RF amplifiers when designed into the Corporation's products, is expected to provide a competitive edge in both pricing and performance. The resulting products, planned for introduction starting in the second half of 2002, will be sold to existing customers and are also expected to open new opportunities for the Corporation as the market for 3G infill products (repeaters, micro-cells and smart antennas) begins an expected growth phase in 2003. The Corporation's medium term strategy is to leverage this technology to increase sales and establish technical credibility in the 3G market over the next nine to eighteen months.

     The Corporation's 3G feedforward LPA, being introduced in the spring of 2002, is also expected to open new markets for the Corporation, in particular with base station manufacturers, in the medium to longer term. The feedforward and other new technologies will target OEMs of cellular systems and will be design-in products.

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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies:

     (a)  Principles of consolidation:

          The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Unity Wireless Systems Corp. ("Unity Systems"). The Statements of Operations and Comprehensive Loss also includes the accounts of Unity Wireless Singapore from April 1, 2000 (date of incorporation). All significant intercompany accounts and transactions have been eliminated.

          On December 31, 2000 the Corporation amalgamated three Canadian subsidiaries: Unity Wireless Systems Corp., Ultratech Linear Solutions Inc., and 568608 B.C. Ltd., with Unity Wireless Systems Corp., the surviving entity.

     (b)  Use of estimates:

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, particularly the recoverability of inventory, equipment and goodwill, and liabilities (particularly product warranty) and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (c)  Financial instruments:

          At December 31, 2001, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, other receivable, accounts payable and accrued liabilities, and loans payable. The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.

          The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" in fiscal 2001. SFAS No. 133, as amended, requires the Corporation to recognize derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value. The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2001.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies (continued):

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

     (f)  Equipment:

          Equipment is stated at cost. Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

          ------------------------------------------------------
          Asset                                            Rate
          ------------------------------------------------------
          Computer equipment and software                   30%
          Furniture and fixtures                            20%
          Production and R&D equipment                      20%
          ------------------------------------------------------

          Leasehold improvements are stated at cost and depreciated over the five-year term of the lease on a straight-line basis.

     (g)  Goodwill:

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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies (continued):

     (h)  Impairment of long-lived assets:

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

     (i)  Income taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the substantive enactment date. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

     (j)  Advertising costs:

          Advertising costs are expensed as incurred. The Corporation incurred advertising expenses of $95,259 in 2001 and $19,022 in 2000.

     (k)  Foreign currency translation:

          The Corporation's functional or primary operating currency is the Canadian dollar while the reporting currency in the consolidated financial statements is the United States dollar. The Corporation's financial statements are prepared in Canadian dollars before translation to the U.S. dollar reporting currency. The Corporation translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies (continued):

     (k)  Foreign currency translation (continued):

          Amounts reported in Canadian dollars have been translated into U.S. dollars as follows: assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation to the reporting currency are accumulated in cumulative translation adjustments, a separate component of shareholders' equity.

     (l)  Revenue recognition:

          Revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is determinable and collectibility is reasonably assured which is upon the later of shipment or when title passes to the customer depending on the contractual terms. The Corporation does not enter into sales arrangements having post contract customer support or rights of return. The Corporation records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

     (m)  Product warranty:

          A liability for estimated warranty expense is established by a charge against cost of goods sold at the time revenue is recognized as products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate.

     (n)  Research and development:

          Research and development costs are expensed as incurred.

     (o)  Stock option plan:

          The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies (continued):

     (o)  Stock option plan (continued):

          If the exercise price of fixed employee stock option award is reduced or if the exercise price is not fixed in the functional currency of the Corporation or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Corporation measures variable plan stock compensation as the amount by which the quoted market value of the common shares of the Corporation's stock covered by the grant exceeds the option price with changes in the market price included in the measurement of loss.

     (p)  Loss per common share:

          The basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for that period. The Corporation has not included potential common shares representing performance shares in the basic loss per share computation. Escrow shares with time-based vesting which are not contingently returnable are included in the basic loss per share computation. Diluted loss per share is computed using the treasury stock method, giving effect to all dilutive potential common shares that were outstanding during the period except to the extent where anti-dilutive.

     (q)  Government grants:

          Government grants are recognized when there is a reasonable assurance that grant will be received.

     (r)  Comprehensive (loss) income:

          Comprehensive (loss) income measures all changes in stockholders' equity excluding capital transactions. For the periods presented, other comprehensive (loss) income comprises of only foreign currency translation.

     (s)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


3.   Significant accounting policies (continued):

     (t)  Recent pronouncements:

          During 2001, the Financial Accounting Standards Board issued the following new pronouncements:

          o Statement 141, Business Combinations, requires the purchase method or accounting for an business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

          o Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other indefinite life intangible assets not be amortized but be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

          o Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

          The adoption of Statement 141 will not have an effect on the historical consolidated financial statements. The Corporation is currently assessing the impact of adopting Statements 142 and 144 on its financial condition and results of operations.


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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


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

     The net book value of assets disposed of were as follows:

     -----------------------------------------------------------------------
     Inventory                                              $      150,000
     -----------------------------------------------------------------------

     Since the Corporation has a 37% interest in Traffic Systems over which it can exert significant influence, the sale of the Sonem business was not considered at October 6, 2000 to be a discontinued operation.

     Also under the Asset Purchase Agreement, Traffic Systems was responsible for warranty work on Unity Systems' acoustic emergency traffic preemption products already installed, except Unity Systems had advanced $100,000 for costs in connection with such work. Traffic Systems is responsible for any costs in excess of $100,000, but Unity Systems will fund such costs initially and Traffic Systems will reimburse Unity Systems by adding the costs over the initial $100,000 to the $2,000,000 otherwise payable as part of the purchase price. The $100,000 for the initial warranty costs was paid by Unity Systems on closing and is non-refundable regardless of the costs incurred by Traffic Systems.

     On April 30, 2001, the Corporation disposed of its 37% interest in Traffic System and all remaining intellectual property related to the acoustic business and in return the purchaser assumed the warranty liability related to the acoustic business. The warranty as at June 30, 2001 was estimated to be $383,091. As a result, the Corporation has no direct or indirect continuing interest in the acoustic business.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


5.   Discontinued operations:

     Effective December 30, 2000, Unity Wireless Integration Corporation ("UWIC"), a wholly-owned subsidiary of the Corporation, disposed of all of its assets and obligations, including its 100% shareholding interest in Unity Wireless Integration (S) Pte Ltd., a Singapore company ("UW Singapore") to Lyma Sales & Management Corp. ("Lyma"), a British Columbia, Canada company. Unity Wireless Integration (S) Pte Ltd. commenced its operations during 2000.

     Under the terms of the Asset Purchase Agreement, UWIC sold all its assets in return for $61,500 (Cdn. $92,000), payable within one year of closing, in equal semi-annual instalments of $30,730 (Cdn. $46,000), plus interest on the unpaid balance at a rate equal to the prime rate of HSBC Canada per annum. As at December 31, 2001, Lyma Paid $43,259 (Cdn. $65,112), and has agreed with the Corporation to pay the remainder in 2002. Also in consideration of the purchase of assets, Lyma agreed to repay a $37,100 (Cdn. $54,000) demand loan within ten business days of closing. The loan has been repaid as agreed.

     The disposition price was arrived at through arm's length negotiations and management's determination that the purchase price of $61,500 (Cdn. $92,000) represented a fair disposition price for the included assets.

     The net book value of assets disposed of were as follows:

     -----------------------------------------------------------------
     Cash and cash equivalents                         $      314,990
     Accounts receivable                                       20,396
     Prepaid expenses                                           9,977
     Equipment                                                 26,178
     Accounts payable                                        (229,315)
     -----------------------------------------------------------------
                                                       $      142,226
     -----------------------------------------------------------------

     Lyma is wholly-owned by an ex-director of the Corporation who was also responsible for management of the operations of UWIC and its wholly-owned subsidiary UW Singapore.

     Sales from UWIC during 2000 was $383,214.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


5.   Discontinued operations (continued):

     As discussed in note 4, on April 30, 2001, the Corporation disposed of its remaining interest in Sonem. As a result, the 2000 consolidated financial statement figures have been retroactively restated to present the results of operations in the Sonem business as a discontinued operation. Sales for Sonem products during 2001 was nil (2000 - $120,741).

     On June 12, 2001, the Corporation also disposed of its last non-amplifier operation, the Unilinx business, to Horton Automation Inc. ("Horton"), a British Columbia, Canada corporation. The Corporation sold all of its assets and undertakings involved in the Unilinx business. The assets involved include inventory, equipment and intellectual property of the business. The purchase price is being paid over time on a percentage of future sales basis within a period of two years until June 12, 2003. The Corporation has not recorded the consideration as it is contingent on Horton generating sales for the Unilinx product. Consequently, the Corporation recorded a loss on the disposition of the Unilinx business. Sales for Unilinx products during 2001 was nil (2000 - $125,425).

     Therefore, in summary, the gain (loss) from discontinued operations presented in the consolidated statements of operations are comprised of the following:

     --------------------------------------------------------------------------------------------------------------------------
                                                                   2001                                                2000
                                    Unilinx   Sonem     UWIC       Total      Unilinx       Sonem         UWIC         Total
     --------------------------------------------------------------------------------------------------------------------------
     Gain (loss) on disposal    $ (165,125)  $432,629   $   -    $ 267,504  $         -   $         -   $      -   $         -
     Gain (loss) from
       discontinued operations           -          -       -            -   (1,803,986)   (1,619,806)   (55,632)   (3,479,424)
     --------------------------------------------------------------------------------------------------------------------------
     Gain (loss) on disposal    $ (165,125)  $432,629   $   -    $ 267,504  $(1,803,986)  $(1,619,806)  $(55,632)  $(3,479,424)
     --------------------------------------------------------------------------------------------------------------------------


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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


6.   Business acquisition (continued):

     -------------------------------------------------------------------------
     Net assets acquired at assigned values:
       Bank indebtedness                                            $(143,590)
       Accounts receivable                                             68,083
       Inventories                                                    111,108
       Intellectual property                                              606
       Equipment                                                       17,114
       Accounts payable and accrued liabilities                      (393,316)
       Loans payable to shareholders of Ultratech                     (48,000)
       Goodwill                                                       926,995
     -------------------------------------------------------------------------
                                                                    $ 539,000
     -------------------------------------------------------------------------
     Consideration:
       Issuances of shares (700,000 common shares at
         $0.77 per share)                                           $ 539,000
     -------------------------------------------------------------------------


     Shares issued on the combination were valued at $0.77, the market price of the shares at the date the acquisition was announced to the public. The Corporation repaid the loans payable to the shareholders of Ultratech for $48,000 (Cdn. $72,000).

     All of Ultratech's management and key employees have been retained. Ultratech has combined its operations with Unity Systems through an amalgamation on December 31, 2000 (note 3(a)).


7.   Loan receivable:

     The Corporation has a loan receivable from Cobratech Industries Inc. ("Cobratech"), a company with two common directors, the original principal amount being $200,000. Interest is payable to the Corporation at 1% per month, calculated monthly not in advance. The loan is secured by a general security agreement which includes all of the personal and real property of Cobratech. The loan is repayable upon demand. Cobratech repaid the Corporation $122,222 in 2001, and has agreed to repay the balance in 2002, repaying 10% of all funds received from any future financing it receives. As at December 31, 2001, the Corporation has recorded an $85,611 provision on the remaining balance for uncollectibility because of uncertainty with regard to future operations, profitability and cash flows of Cobratech.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


8.   Inventory:

     ---------------------------------------------------------------------------
                                                        2001              2000
     ---------------------------------------------------------------------------
     Raw materials                               $   261,220       $   248,863
     Work in progress                                      -           195,504
     Finished goods                                  258,296            19,045
     ---------------------------------------------------------------------------
                                                 $   519,516       $   463,412
     ---------------------------------------------------------------------------


9.   Equipment:

     Equipment consists of the following:

     ---------------------------------------------------------------------------------------------------
                                                     2001                               2000
     ---------------------------------------------------------------------------------------------------
                                                         Accumulated                       Accumulated
                                               Cost     depreciation           Cost       depreciation
     ---------------------------------------------------------------------------------------------------
     Computer equipment                  $  162,004    $    70,479        $  150,475       $   38,331
     Computer software                       48,406         39,386            27,073                -
     Furniture and fixtures                  43,116         12,379            33,784            6,825
     Leasehold improvements                  23,623          2,784            12,172                -
     Production and R&D equipment           154,894         30,106            56,783           13,480
     ---------------------------------------------------------------------------------------------------
                                         $  432,043    $   155,134        $  280,287       $   58,636
     ---------------------------------------------------------------------------------------------------
     Net book value                              $   276,909                        $  221,651
     ---------------------------------------------------------------------------------------------------


     Included in equipment are capital leases consisting of research and development equipment at cost of $62,237 with accumulated depreciation of $6,224. The Corporation recorded $6,224 of depreciation during 2001.


10.  Accounts payable and accrued liabilities:

     -------------------------------------------------------------------------
                                                        2001             2000
     -------------------------------------------------------------------------
     Trade accounts payable                       $  415,164       $  468,866
     Accrued liabilities                             243,419          259,941
     -------------------------------------------------------------------------
                                                  $  658,583       $  728,807
     -------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


11.  Loans payable:

     --------------------------------------------------------------------------------
                                                                 2001           2000
     --------------------------------------------------------------------------------
     Government of Canada - Ministry of Western Economic
       Diversification (d)                                   $ 74,451     $   74,451
     Royal Bank of Canada (b)                                       -         83,642
     --------------------------------------------------------------------------------
                                                               74,451        158,093
     Current portion                                                -         42,312
     --------------------------------------------------------------------------------
                                                             $ 74,451     $  115,781
     --------------------------------------------------------------------------------

     (a)  Government of British Columbia:

          The Corporation agreed to perform certain specified research and development work and the British Columbia Advanced Systems Institute ("ASI") agreed to assist in the funding of this work up to $69,286 (Cdn. $100,000). As of February 22, 2000, ASI had advanced the maximum amount under this agreement. In addition, $24,250 (Cdn. $35,000) became payable on March 31, 2000.

          The Corporation discharged all of its obligations under this loan by converting the outstanding balance $93,536 (Cdn. $135,000) to equity by issuing 45,000 shares to ASI on February 22, 2000.

     (b)  Royal Bank of Canada:

          As of December 31, 2000, the Corporation had a $83,642 (Cdn. $125,288) loan with the Royal Bank of Canada with an interest rate of Canadian prime plus 1%. The Corporation discharged all of its obligations under this loan on January 29, 2001.

          The loan was secured by a $100,000 term deposit with the Royal Bank. There were also various covenants, financial reporting requirements, and conditions precedent associated with the above loan. The Corporation was in compliance with these covenants as at December 31, 2000.

          Canadian bank prime rate at December 31, 2000 was 6.0%.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


11.  Loans payable (continued):

     (c)  HSBC Bank Canada:

          As of December 31, 2001, the Corporation has a $79,263 (Cdn. $125,000) revolving operating line with the HSBC Bank Canada with an interest rate at the bank's prime rate plus 0.25% per annum.

          The revolving operating line is secured by a $80,000 term deposit with the HSBC Bank Canada. There were also various covenants, financial reporting requirements and conditions precedent associated with the share loan. The Corporation was in compliance with these covenants as at December 31, 2001.

          HSBC Bank Canada bank prime rate at December 31, 2001 was 4.0%.

     (d)  Government of Canada:

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

               321373 B.C. Ltd. had agreed to repay this loan by allocating 40% of royalty payments from Unity Systems. Royalties were payable by Unity Systems at the rate of 3.5% of net sales of Sonem by Unity Systems, including a deduction for warranty or replacement costs. As of the date of the disposal of the Sonem business by Unity Systems (see note 4), royalties owing to 321373 B.C. Ltd. did not exceed accumulated warranty or replacement costs, and following this date no further royalties became payable. 321373 B.C. Ltd. has assets valued at Cdn. $1 and is in the process of being liquidated. Until the loan is fully repaid, the Corporation has agreed to comply with certain contractual responsibilities, including the following:

               (i)  to maintain  adequate  insurance  coverage for the projects;
                    and

               (ii) to not issue dividends,  repay shareholder  advances or make significant changes in ownership or financing without the approval of the Ministry.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


12.  Obligations under capital leases:

     The Corporation leases R&D equipment under capital leases expiring at various dates to 2005. As at December 31, 2001, future minimum lease payments under capital leases are as follows:

     --------------------------------------------------------------------------
     2002                                                      $       47,784
     2003                                                               3,628
     --------------------------------------------------------------------------
                                                                       51,412

     Amount representing interest                                       2,024
     --------------------------------------------------------------------------
                                                                       49,388

     Current portion                                                   45,900
     --------------------------------------------------------------------------

                                                               $        3,488
     --------------------------------------------------------------------------


     Interest rates on the capital leases average approximately 8%. Interest expense on capital lease obligations for the year ended December 31, 2001 is $1,555 (2000 - nil).


13.  Common stock:

     Authorized share capital:

          100,000,000 common stock at par value of $0.001 per share

          5,000,000 preferred stock at par value of $0.001 per share

     (a)  Shares issued for services:

          In 2001, the Corporation issued 25,000 (2000 - 254,428) common shares having a market value of $7,000 (2000 - $143,140) for services rendered. The shares were assigned a value equal to their market value determined by the closing trading price of the common stock on the date of issuance. The value assigned has been recorded by a charge against operations.

          In 2000, 285,000 shares were issued to consultants providing services in connection with the private placement of $5,775,000 in April, 2000. The shares were issued and assigned a value equal to the per share value of the shares issued in the private placement. The value assigned was recorded by a charge against the proceeds pursuant to the private placement.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


13.  Common stock (continued):

     (b)  Escrowed shares:

          (i) 700,000 escrowed shares ("Indemnity Shares") were held in Escrow pursuant to the terms of the Escrow Agreement until the 11th day of June, 2000, at which time 420,000 Indemnity Shares were released from the terms of this Escrow Agreement. Thereafter, an additional 140,000 Indemnity Shares were released from the terms of this Escrow Agreement and in 2000 and 140,000 Indemnity Shares were released in 2001.

          (ii) 1,800,000 escrowed shares were held in escrow pursuant to the terms of the Escrow Agreement until December 11, 1999, at which time 720,000 escrowed shares were released from the terms of this Escrow Agreement. Thereafter, an additional 720,000 escrowed shares were released from the terms of this Escrow Agreement in 2000 and 360,000 Indemnity Shares were released in 2001.

          (iii)301,982 shares are held in escrow pursuant to the terms of an Escrow Agreement dated December 24, 2001 until November 16, 2003. On May 16, 2002, 75,495 escrowed shares will be released from the terms of the Escrow Agreement. Thereafter, an additional 75,495 escrowed shares will be released every six months until November 16, 2003.

     (c)  Loss per share:

          The following table sets forth the computation of basic and diluted loss per share:

         ----------------------------------------------------------------------------------------
                                                                           2001             2000
         ----------------------------------------------------------------------------------------
         Numerator:
              Loss from continuing operations                      $ (2,365,518)    $ (1,839,209)
              Gain (loss) from discontinued operations                  267,504       (3,479,424)
         Denominator:
              Weighted average number of:
                  Common shares outstanding                          25,855,025       23,680,518
         ----------------------------------------------------------------------------------------
         Basic and diluted earnings (loss) per common share:
              Continuing operations                                $      (0.09)    $      (0.08)
              Discontinued operations                                      0.01            (0.14)
         ----------------------------------------------------------------------------------------

          For the years ended December 31, 2001 and 2000, all of the Corporation's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


13.  Common stock (continued):

     (d)  Stock option plan:

          During the year ended December 31, 1998 the Corporation established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced and on December 6, 1999, the Corporation adopted a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000, the stockholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. As of December 31, 2001, this maximum number was 7,729,000.

          Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the Corporation of (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

          During the year ended December 31, 2001, the Corporation granted options in U.S. dollars when the functional currency of the Corporation and the currency in which employees are paid is the Canadian dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

          Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

          -----------------------------------------------------------------------------------------
                                                                        Outstanding options
                                                             -------------------------------------
                                                    Shares
                                                  available          Number of            Weighted
                                              to be granted             common             average
                                               under option    shares issuable      exercise price
          -----------------------------------------------------------------------------------------
         Balance, December 31, 1999               2,390,500          2,384,500           $   1.01

         Options granted                         (5,912,957)         5,912,957               1.24
         Options expired                          3,842,791         (3,842,791)             (1.65)
         Increase in reserved for issuance        1,660,789                  -                   -
          -----------------------------------------------------------------------------------------

         Balance, December 31, 2000               1,981,123          4,454,666                0.67
         Options granted                         (2,084,500)         2,084,500                0.18
         Options expired                          2,198,416         (2,198,416)              (1.12)
         Increase in reserved for issuance        1,293,211                  -                   -
          -----------------------------------------------------------------------------------------

         Balance, December 31, 2001               3,388,250          4,340,750           $    0.20
          -----------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


13.  Common stock (continued):

     (d)  Stock option plan (continued):

          The following table summarizes information about stock options under the plan outstanding at December 31, 2001:

        -------------------------------------------------------------------------------------------------
                                           Options outstanding                   Options exercisable
                           -----------------------------------------------  ----------------------------
                                                  Weighted
                                   Number          average        Weighted           Number     Weighted
                           outstanding at        remaining         average   outstanding at      average
         Range of            December 31,      contractual        exercise     December 31,     exercise
         exercise prices             2001       life (yrs)           price             2001        price
        -------------------------------------------------------------------------------------------------
         $0.17                  3,937,000           3.94              0.17        1,599,665        $0.17
         $0.21                     20,000           5.00              0.21                -        $0.21
         $0.22                     15,000           5.00              0.22                -        $0.22
         $0.23                    155,000           5.00              0.23                -        $0.23
         $0.25                     20,000           5.00              0.25                -        $0.25
         $0.38                     50,000           3.75              0.38           20,833        $0.38
         $1.00                    143,750           0.86              1.00          143,750        $1.00
        -------------------------------------------------------------------------------------------------
                                4,340,750           3.88             $0.20        1,764,248        $0.24
        -------------------------------------------------------------------------------------------------


          Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

          Stock options have initial terms of five years.

          Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below.

        -----------------------------------------------------------------------------------------
                                                                       2001                 2000
        -----------------------------------------------------------------------------------------
         Loss for the year, as reported                      $   (2,098,014)      $   (5,318,633)
         Pro forma loss                                          (2,942,434)          (7,059,379)
        -----------------------------------------------------------------------------------------
         Basic and diluted loss per common shares,
           net as reported                                   $        (0.08)      $       (0.22)
         Pro forma                                                    (0.11)              (0.30)
        -----------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


13.  Common stock (continued):

     (d)  Stock option plan (continued):

          The fair value of each option granted in 2001 and 2000 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 156% (2000 - 139%) based on weekly stock price; risk-free interest rate of 3.25% (2000 - 5.00%) and an expected life of four years.

          The weighted-average fair value of options granted during 2001 and 2000 was $0.33 and $0.95 respectively.

     (e)  Warrants:

          The Corporation has warrants outstanding to purchase 5,747,551 common shares at $0.29 to $0.38 per share. 5,147,551 warrants may be callable for exercise by the Corporation at any time after the closing price for the Corporation's common stock is equal to or exceeds $0.75 for at least ten consecutive trading days. After the issuance of these warrants, the share price level have reached $0.75. These warrants expire in December 2003. Of the remaining 600,000 warrants, 225,000 warrants are fully vested and expire in December 2002, 75,000 warrants vest until December 2002 and expire in March 2005 and 300,000 warrants vest until March 2004 and expire March 2005.

14.  Share subscription receivable:

     The Corporation advanced $90,000 to an officer of the Corporation for the subscription of 500,000 units in conjunction with the private placement completed on December 24, 2001. The loan principal plus interest due on December 24, 2003, bears interest at 4% per annum and is secured by the subscribing shares.

15.  Commitments:

          The Corporation has the following future minimum lease commitments for premises and equipment:

             --------------------------------------------------
             2002                               $      231,044
             2003                                      130,615
             2004                                      121,891
             2005                                       79,975
             2006                                            -
             Thereafter                                      -
             --------------------------------------------------
                                                $      563,525
             --------------------------------------------------

          In 2001, rent expense was $180,000 (2000 - $43,526).

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


16.  Government grant:

     During the year ended December 31, 2000, the Corporation was awarded a contribution toward export marketing expenses of up to $33,178 (Cdn.
     $55,000) from the Government of Canada. Of this amount, $27,470 (Cdn. $40,757) (1999 - nil) has been contributed up to December 31, 2001. This contribution is repayable if the Corporation achieves incremental sales to the target market, at the rate of 4% of such incremental sales. The amount awarded has been recognized as a liability and is grouped within accrued liabilities.

17.  Income taxes:

     At December 31, 2001, the Corporation has U.S. tax net operating losses approximating $1,769,000, which will begin to expire in 2019. The Corporation may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Corporation's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

     The Corporation has Canadian tax net operating losses of approximately $7,550,000 which expire as follows:

     --------------------------------------------------------------------
     2002                                                 $      101,000
     2003                                                        509,000
     2004                                                        620,000
     2005                                                      1,478,000
     2006                                                      1,250,000
     2007                                                      2,610,000
     2008                                                        982,000
     --------------------------------------------------------------------


     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Corporation has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets. Significant components of the Corporation's deferred tax assets as of December 31 are as follows:

     ---------------------------------------------------------------------------
                                                         2001              2000
     ---------------------------------------------------------------------------

     Deferred tax assets:
     Net operating loss carry forwards           $  3,375,571      $  4,150,672
     Depreciation/amortization                        133,112           121,713
     Other                                            463,492            40,129
     ---------------------------------------------------------------------------
     Total deferred tax assets                      3,972,175         4,312,514
     Valuation allowance                           (3,972,175)       (4,312,514)
     ---------------------------------------------------------------------------
     Net deferred taxes                          $          -      $          -
     ---------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


18.  Segmented information:

     (a)  Segment information:

          During 1999, the Corporation was only operating in the acoustic product segment.

          During 2001, the Corporation sold its contract services business (note
          5) and its continuing operations presented in the consolidated statements of operations for all periods relate solely to wireless products. As at December 31, 2000, the Corporation was operating in the wireless product and acoustic product segments.

     (b)  Geographic information:

          Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows ($000):

          -------------------------------------------------------------------
                                                  2001                 2000
          -------------------------------------------------------------------
          Korea                               $   3,085              $   474
          China                                     159                    -
          Canada                                     14                    -
          United States                             268                    -
          Other                                      19                    -
          -------------------------------------------------------------------
          Total sales                        $    3,545             $    474
          -------------------------------------------------------------------


     (c)  Major customers:

          Sales to customers representing greater than 10% of total sales are as follows ($000):

          -------------------------------------------------------------------
                                                  2001                 2000
          -------------------------------------------------------------------
          Customer A                         $    1,582             $    409
          Customer B                                851                   65
          -------------------------------------------------------------------


19.  Subsequent event:

     (a)  In January,  2002,  the  Corporation  granted  80,000  options  having
          exercise   prices  between  $0.33  and  $0.40  per  share  to  various employees.

     (b) In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a U.S. $78,616 (Cdn. $125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a U.S. $78,616 (Cdn. $125,000) guaranteed investment certificate. In March 2002, the Corporation arranged for a U.S. $750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2001 and 2000
================================================================================


20.  Contingent liabilities:

     The Corporation is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an optionholder seeking a declaration that 500,000 options to purchase shares in the common stock of the Corporation held by it have a term of unlimited duration.

     The Corporation provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Corporation.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION
(Registrant)


Date  March 27, 2002                   By  /s/ Roland  Sartorius
                                          -------------------------------------
                                          Roland Sartorius, Chief Financial
                                          Officer, Secretary and Director



By /s/  Mark Godsy                    By  /s/ John Robertson
   --------------------------             --------------------------
        (Signature)                               (Signature)
   Mark Godsy, Chairman                   John Robertson, Chief Executive
                                          Officer, President and Director



By /s/ Ken Maddison                   By  /s/ Tom Dodd
   --------------------------             --------------------------
        (Signature)                               (Signature)
   Ken Maddison, Director                 Tom Dodd, Senior V.P and Director

                                 EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------
       3.1*         Amended and Restated  Certificate of  Incorporation of Unity
                    Wireless  Corporation  (incorporated by reference to Exhibit
                    3.1 to the Company's Form SB-2 filed on October 4, 2000)

       3.2* Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

       4.1* Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

       4.2*         Consulting agreement amendment among Mueller & Company, Inc.
                    and Unity Wireless Corporation dated November 15, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form SB-2 filed on February 15, 2002)

      10.1* Asset Purchase Agreement dated October 6, 2000 among Unity Wireless Systems Corporation, a British Columbia, Canada
                    corporation, 568608 B.C. Ltd., a British Columbia, Canada corporation, Traffic Systems, L.L.C., an Arizona limited liability company, Traffic Safety Products, Inc., an Arizona corporation and James L. Hill (incorporated by reference to
                    Exhibit 2.1 to the  Company's  Form 8-K filed on October 23,
                    2000)

      10.2* Intellectual Property License Agreement dated October 6, 2000 between Unity Systems as licensor and Traffic Systems as licensee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on October 23, 2000)

      10.3* Share Purchase Agreement, dated November 16, 2000 among John Robertson, Mirza Kassam, Chris Neumann, Robert Fetherstonhaugh, Unity Wireless Corporation, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd., W. Hugh Notman (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 4, 2000)

      10.4* Asset Purchase Agreement, dated for reference December 30, 2000, among Unity Wireless Integration Corporation as vendor, Lyma Sales & Management Corp. as purchaser and Unity Wireless Corporation (incorporated by reference to Exhibit
                    2.1 to the Company's Form 8-K filed on January 16, 2001)

      10.5* Agreement to Redeem Membership Interest, Transfer Intellectual Property and Amend Asset Purchase Agreement, effective April 9, 2001, by and among Traffic Systems, L.L.C., Unity Wireless Systems Corporation, Traffic Safety Products, Inc. and Jim Hill (incorporated by reference to
                    Exhibit  10.5 to the  Company's  Form SB-2A  filed on May 3,
                    2001)

      10.6*         1999  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to Exhibit 10.6 to the Company's Form 10-KSB filed on April 2, 2001)

      10.7* Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB filed on April 2, 2001)

      21.1          Subsidiaries  of the Company

      23.1          Consent of KPMG LLP
-------------------
 * Previously filed