Form 10QSB
period 2002-03-31
UNITY WIRELESS CORP
filed 2002-05-15
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-30620

UNITY WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	91-1940650 (I.R.S. Employer Identification Number)

7438 Fraser Park Drive, Burnaby, BC V5J 5B9 Canada
(Address of principal executive offices)

1 800 337-6642
(Issuer's Telephone Number)

Number of shares of common stock outstanding at April 30, 2002: 31,172,371

INDEX TO THE FORM 10-QSB
For the quarterly period ended March 31, 2002

Part I - Financial Information	1

ITEM 1. FINANCIAL STATEMENTS	1

Unaudited Consolidated Balance Sheets	1

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	2

Unaudited Consolidated Statements of Cash Flows	3

Notes to the Unaudited Consolidated Financial Statements	4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10

PART II - OTHER INFORMATION	12

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 2. CHANGES IN SECURITIES	13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	13

SIGNATURES	14

-i-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITY WIRELESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

                                              March 31,       Dec. 31,
                                                2002            2001
------------------------------------------------------------------------
                                            (unaudited)       (Note 1)
                                                 $                $
ASSETS
Current assets
Cash and cash equivalents                      639,032        1,012,430
Restricted cash                                 78,387           80,000
Accounts receivable (less allowance for
  doubtful accounts of $29,757 and
  $21,800 in 2001)                             342,489          263,747
Government grant receivable                          -           26,457
Inventory (note 4)                             811,734          519,516
Prepaid expenses                                61,171           38,643
Other receivable                                18,241           18,241
------------------------------------------------------------------------
                                             1,951,054        1,959,034

   Equipment, net                              266,510          276,909
   Goodwill                                    741,596          741,596
------------------------------------------------------------------------
                                             2,959,160        2,977,539
------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 5)                      79,247          238,667
Accounts payable and accrued liabilities
  (note 6)                                   1,348,314          658,583
Product warranty                                31,355           31,500
Obligations under capital leases                31,563           45,900
------------------------------------------------------------------------
                                             1,490,479          974,650

   Loans payable (note 7)                            -           74,451
   Obligations under capital leases              3,472            3,488
------------------------------------------------------------------------
Total liabilities                            1,493,951        1,052,589
------------------------------------------------------------------------
Stockholders' Equity
 Common stock, $0.001 par value
   100,000,000 authorized, 30,915,704
   (2000 - 30,915,704) issued and
   outstanding                                  30,916           30,916
 Additional paid-in capital                 14,482,408       14,896,893
 Share subscription receivable                 (90,600)         (90,600)
 Deferred stock compensation                   (46,705)        (199,198)
 Accumulated deficit                       (13,033,276)     (12,830,289)
 Cumulative translation adjustments            122,466          117,228
------------------------------------------------------------------------
                                             1,465,209        1,924,950
------------------------------------------------------------------------
                                             2,959,160        2,977,539
------------------------------------------------------------------------

Commitments and contingent liabilities (note 12)
Subsequent events (note 13)
See accompanying notes to consolidated financial statements

UNITY WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(expressed in U.S. dollars)

(Unaudited)

                                                      Three months ended March 31,
                                                          2002             2001

Net sales                                               1,482,494       $ 1,392,947
Cost of goods sold (includes stock-based
  compensation (recovery)expense (($19,741)
  in 2002 and ($350) in 2001))                           1,157,570           996,462
-------------------------------------------------------------------------------------
                                                          324,924           396,485
-------------------------------------------------------------------------------------

Expenses:
  Research and development (includes stock-based
    compensation  (recovery) expense (($65,338)
    in 2002 and ($24,636) in 2001))                       272,493            94,579
  Sales and marketing (includes stock-based
    compensation (recovery) expense (($60,726)
    in 2002 and ($10,973) in 2001))                        38,786            40,685
  Depreciation and amortization                            23,428            68,233
  Exchange (gain) loss                                      8,752           (54,999)
  Interest expense                                          1,433             1,068
  General and administrative (includes stock-based
    compensation (recovery) expense (($114,739)
    in 2002 and ($53,495) in 2001))                       259,130           173,511
-------------------------------------------------------------------------------------
                                                          604,022           323,077
-------------------------------------------------------------------------------------
Operating income (loss) for the period                   (279,098)           73,408

Interest income                                             1,382            28,570

Other income                                               74,729             8,662
-------------------------------------------------------------------------------------
Net income (loss) for the period                       $ (202,987)      $   110,640
-------------------------------------------------------------------------------------
Comprehensive income (loss):

Income (loss) for the period                           $ (202,987)      $   110,640
Currency translation adjustment                             5,238           112,880
-------------------------------------------------------------------------------------
Comprehensive income (loss)                            $ (197,749)      $   223,520
-------------------------------------------------------------------------------------
Basic and diluted income (loss) per common
  share (note 8):                                          (0.007)      $     0.004

See accompanying notes to consolidated financial statements

UNITY WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

(Unaudited)

                                                    Three months ended March 31,
                                                      2002           2001
Operating activities:
  Income (loss) from operations                     (202,987)       110,640
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation of equipment                       23,428         21,883
      Amortization of goodwill                             -         46,350
      Stock based compensation                       260,544)       (89,454)
      Gain on settlement of debt                     (74,451)             -
  Changes in non-cash working capital
    relating to operations:
      Accounts receivable                            (78,742)       101,278
      Government grant receivable                     26,457         10,620
      Inventory                                     (292,218)        46,983
      Prepaid expenses                               (22,528)         7,172
      Accounts payable and accrued liabilities       689,731        (93,211)
      Obligations under capital lease                (14,337)             -
      Product warranty                                     -        (80,626)
-----------------------------------------------------------------------------
  Net cash provided by (used in) operating
    activities                                      (206,191)        81,635

Investing activities:
  Acquisition of equipment                           (13,029)        (9,832)
-----------------------------------------------------------------------------
  Net cash used in investing activities              (13,029)        (9,832)

Financing activities:
  Restricted cash                                      1,613              -
  Repayment of loan receivable                             -         96,601
  Bank overdraft                                    (159,420)      (225,454)
  Reduction of loan payable                                -        (14,108)
  Share issue costs                                   (1,448)             0
-----------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                            (159,255)      (142,961)

Effect of foreign exchange rate changes
  on cash and cash equivalents                         5,077        123,083
-----------------------------------------------------------------------------
Increase (decrease) in cash                         (373,398)        51,925

Cash, beginning of period                          1,012,430      2,002,084
-----------------------------------------------------------------------------
Cash, end of period                                  639,032      2,054,009

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s annual report on Form 10-KSB for the year ended December 31, 2001. Except as indicated in note 2, the accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Company’s annual report.

The Company has changed its name to Unity Wireless Corporation from Sonic Systems Corporation. It began using the new name as a “dba” in March, 2000, and formally changed its name by filing Articles of Amendment with the State of Delaware Secretary of State effective July 20, 2000.

The Company’s ability to realize the carrying value of its assets is dependent on achieving profitable operations, and continuing development of new technologies, the outcome of which cannot be predicted at this time. Accordingly, the Company will require for the foreseeable future ongoing capital infusions in order to continue its operations, fund its research and development activities, and ensure orderly realization of its assets at their carrying values. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Change in accounting policies:

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (“FAS”) 141, Business Combinations, and FAS 142, Goodwill and other Intangible Assets. Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

The Company has adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $46,350, for the three months ended March 31, 2002. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net income for the three months ended March 31, 2001 would have increased by $46,350 to $156,990.

3.	Significant Accounting Policies

Goodwill

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.

The Company considers itself to operate as a single reporting unit. At March 31, 2002, the Company had completed its first step assessment as described above, and had concluded that the fair value of the reporting unit exceeds its carrying value.

4.	Inventory:

The components of inventory consist of the following:

                                          March 31            December 31,
                                            2002                  2001
                                              $                     $
            ------------------------------------------------------------
            Raw materials                  332,603             261,220
            Work in progress                10,478                   0
            Finished goods                 468,653             258,296
            ------------------------------------------------------------
                                           811,734             519,516
            ------------------------------------------------------------

5.	Bank indebtedness

In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a U.S. $79,247 (Cdn $125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a U.S. $79,247 (Cdn. $125,000) guaranteed investment certificate. In March 2002, the Corporation arranged for a U.S. $750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

6.	Accounts payable and accrued liabilities:

                                                March 31,      December 31,
                                                  2002            2001
                                                    $               $
            --------------------------------------------------------------
             Trade accounts payable            1,161,636        415,164
             Accrued liabilities                 186,678        243,419
            --------------------------------------------------------------
                                               1,348,314         658,583
            --------------------------------------------------------------
7.	The Company recognized a gain of $74,451 on an extinguishment of debt which is included in other income.

8.	Earnings per share data:

The following table sets forth the computation of basic and diluted income (loss) per share:

                                                      Three months ended March 31
                                                         2002              2001
         ------------------------------------------------------------------------
        Numerator
        Net income (loss) for the period ($)           (202,987)         110,640

        Denominator
        Weighted average number of common shares
          outstanding                                 30,915,704       25,743,153

        Basic and diluted income (loss) per
          common share ($)                               (0.007)           0.004
       -------------------------------------------------------------------------
For the 3-month period ended March 31, 2002, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

9.	Stock Option Plan:

During the year ended December 31, 1998 the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of March 31, 2002 this maximum number was 7,728,929.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                                    Outstanding Options
     -------------------------------------------------------------------------------------------
                                        Shares available    No. of common      Weighted average
                                          under option      shares issuable     exercise price
     -------------------------------------------------------------------------------------------
     Balance, December 31, 2001             3,388,250         4,340,750               0.20
     Options granted                          (75,000)           75,000               0.36
     Options expired                           10,000           (10,000)              0.17
     -------------------------------------------------------------------------------------------
     Balance, March 31, 2001                3,323,250         4,405,750               0.21
     -------------------------------------------------------------------------------------------
Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation’s loss and loss per common share would have been increased to the pro forma amounts indicated below.

                                                 Three months ended March 31, 2002
      ----------------------------------------------------------------------------
      Income (loss) for the year, as reported                        $   (202,987)
      Pro forma loss                                                     (597,901)
      ----------------------------------------------------------------------------
      Basic and diluted loss per common shares, net as reported       $    (0.007)
      Pro forma                                                            (0.019)
      ---------------------------------------------------------------------------
The fair value of each option granted during the three months ended March 31, 2002 was estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 156% based on weekly stock price; risk-free interest rate of 3.25% and an expected life of four years.

The weighted-average fair value of options granted during these months ended March 31, 2002 was $0.08.

10.	Segmented information:

a.	Segment information:

During the quarter ended March 31, 2002 the Company is operating only in the RF power amplifier product segment. During the quarter ended March 31, 2001, the Company was operating in the wireless product segment.

b.	Geographic information ($000):

Substantially all assets and operations are in Canada. A summary of sales by region is as follows:

                                                   Three months ended March 31,
          ----------------------------------------------------------------------
                                                       2002              2001
          ----------------------------------------------------------------------
          Korea                                      $   942           $ 1,377
          China                                          220                 0
          Canada                                           0                10
          United States                                  320                 6
          ----------------------------------------------------------------------
          Total sales                                $ 1,482           $ 1,393
          ----------------------------------------------------------------------
c.	Major customers ($000):

The approximate sales to major customers is as follows:

                                               Three months ended March 31,
         --------------------------------------------------------------------
                                                   2002              2001
         --------------------------------------------------------------------
         Customer A                              $   327           $   692
         Customer B                                  601               588
         Customer C                                  320                 0
         --------------------------------------------------------------------
11.	Warrants

The Company has warrants outstanding to purchase 5,747,551 common shares at $0.29 to $0.38 per share. 5,147,551 warrants may be callable for exercise by the Company at any time after the closing price for the Company’s common stock is equal to or exceeds $0.75 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $0.75. These warrants expire in December 2003. Of the remaining 600,000 warrants, 225,000 warrants are fully vested and expire in December 2002, 75,000 warrants vest until December 2002 and expire in March 2005 and 300,000 warrants vest until March 2004 and expire March 2005.

12.	Commitments and contingent liabilities:

a.	Lease commitments

The Company has the following future minimum lease commitments for premises and equipment:

                                                               $000
                 2002                                           146
                 2003                                           131
                 2004                                           122
                 2005                                            80
                 2006                                             0
                                                                479

b.	Legal proceedings

The Company is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an optionholder seeking a declaration that 500,000 options to purchase shares in the common stock of the Company held by it have a term of unlimited duration.

The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based in part on advise of legal counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company.

13.	Subsequent events:

In April 2002, the Company granted stock options to a company under a service agreement to purchase up to 150,000 common shares for US $0.31 per share and 263,334 common shares were issued pursuant to the exercise of stock options previously granted to employees and directors.

Item 2.   Management's Discussion and Analysis or Plan of Operation

      The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation (the “Company”) should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and in the SB-2 filed February 15, 2002; and the 10-KSB for Dec. 31, 2001 filed on March 29, 2002.

Forward-Looking Statement

       Statements in this filing a out our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Risk Factors" in our Form 10-KSB filed on March 29, 2002, which is hereby incorporated by reference in this report.

       In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

       Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of our foward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on our forward-looking statements.

Overview

       We are in the business of designing, developing and manufacturing high power linear RF amplifiers and specialized communications products that use traditional wireless channels. Prior to the introduction of our RF communications products, we had designed, manufactured, and sold an acoustic-based traffic signal preemption system under the trade name "Sonem". The Sonem product accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. In view of our strategic repositioning toward RF wireless products during 2000, we, through our subsidiary Unity Wireless Systems Corporation, disposed of our Sonem technology. The net book value of inventory disposed was $150,000 and we received a 37% interest in the purchaser and we also retained ownership of the intellectual property under an intellectual property license agreement. A warranty accrual of $599,752 was also set up to reflect the estimated costs of warranty replacement of Sonem systems sold by us prior to its disposal of the business. Subsequently, in 2000, this investment was written off due to uncertainty with regard to the purchaser's future operations, profitability and cash flow. In April 2001, we disposed of our 37% interest in the purchaser and all the intellectual property related to the business and in return the purchaser assumed the warranty accrual. During quarter ended June 30, 2001, the majority of this accrual was reversed and the Company realized a gain of $383,091.

       Also in late 1999, we increased our marketing efforts in Asia, resulting in a contract in the first quarter of 2000 with the Transportation Management Systems division of Orbital Sciences ("Orbital"). Under the Orbital contract, Unity Wireless Integration Corporation ( "UW Integration" ) a former subsidiary of the our Company, through its wholly owned subsidiary, provided systems integration support, warranty and maintenance services for the Automatic Vehicle Management System ("AVMS") to be delivered by Orbital and Sanyo Trading Company to Singapore Bus Services Ltd. Revenue from this contract started in the quarter ended June 30, 2000, and continued for the rest of the year. As we continued to refocus upon RF communication products, the Orbital contract was assigned to Lyma Sales & Management Corp. on December 30, 2000, and therefore we have no further interest in any revenue resulting from the contract.

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

      On November 16, 2000 we acquired Ultratech Linear Solutions Inc. ("Ultratech"), a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry. Its operations have been consolidated from the date of acquisition. The revenues from sales of Ultratech amplifiers from the company's inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. We received revenue from the sale of RF power amplifiers starting in the quarter ended December 31, 2000. We expect that the Ultratech acquisition will continue to have a positive impact on Company revenues in the current year and beyond.

      We have incurred net losses since we became active in July 1995. Losses resulted from low sales of our Sonem traffic signal preemption system, combined with startup manufacturing activity and engineering and research and development costs relating to product improvement and new technologies.

      Losses continued into 2000 as our revenue from Sonem sales, and the later revenue from UniLinx and the Orbital contract, did not exceed expenditures for research and development, marketing, and general and administrative activities. In the first half of 2000 we became a reporting issuer, requiring additional expenditures on legal and accounting services. Also, up to the time of the sale of the Sonem product, we made further development expenditures on this product to improve performance and to reduce unit costs. Marketing and additional development costs were also incurred on the UniLinx product.

      With the completion of the Ultratech purchase, the discontinuance of the contract services (Singapore) business segment, and Sonem product, we restructured our operations and staff complement to adjust for the needs of higher manufacturing volumes and development activities for our RF power amplifier products. We also reviewed other costs and eliminated expenditures not directly required to implement our RF wireless focus. Given the effectiveness of our existing distribution channels and the potential for increased amplifier sales as we introduce our existing products in new markets and introduce new products in existing markets, we believe that losses from operations will diminish and be eliminated as we advance our business plan into the current year and beyond.

Results of Operations

(All amounts are in US dollars unless otherwise stated)

Quarters Ended March 31, 2002 and 2001

      Net sales of RF amplifiers in the first quarter of 2002 increased by 6%, or $89,547, to $1,482,494 from $1,392,947 in the first quarter of 2001. This increase was due to new customers in China and United States ordering products as a result of our expanded marketing efforts in the first quarter of 2002 versus the same period in 2001.

      Cost of goods sold in the first quarter of 2002 increased by 16%, or $161,108, to $1,157,570 from $996,462 in the first quarter of 2001. The increase was due to a higher level of sales and product mix in the first quarter of 2002 versus the same period in 2001. The gross margin of $324,924 or 22% of Net Sales for the first quarter of 2002 was a decrease from a gross margin of 28% of Net Sales for the first quarter of 2001 due to a more competitive market place which resulted in lower sales prices of our products, especially in the China marketplace. Stock compensation recovery from the variable plan stock options was $19,471 in the first quarter of 2002 and $350 for the same period in 2001.

      Research and development expenses in the first quarter of 2002 increased by 188%, or $177,914, to $272,493 from $94,579 in the first quarter of 2001. This increase was primarily due to increased R&D activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased development of additional RF amplifier products during the first quarter of 2002 versus the same period of 2001. Stock compensation recovery from the variable plan stock options was $65,338 in the first quarter of 2002 and $24,636 for the same period in 2001.

      Sales and marketing expenses in the first quarter of 2002 decreased by 5%, or $1,889, to $38,786 from $40,685 in the first quarter of 2001. The decrease was primarily attributable to lower advertising and promotional activities as well as tradeshow and travel expenses to visit new customers and distributors, which was required in the first quarter of 2001. Stock compensation recovery from the variable plan stock options was $60,726 in the first quarter of 2002 and $10,973 for the same period in 2001.

      Exchange loss (gain) in the first quarter of 2002 increased by $63,751 to $8,752 from ($54,999) the first quarter of 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

      General and administrative expenses in the first quarter of 2002 increased by 49%, or $85,619, to $259,130 from $173,511 in the first quarter of 2002. The majority of expenses included increased legal, accounting, regulatory and investor relations expenses in relation to our listing on the CDNX and OTC-BB as well as various filings. General operating overhead expenses also increased during the first quarter of 2002 as a result of a higher number of purchasing, project management and general operations staff personnel on staff versus the same period last year. Stock compensation recovery from the variable plan stock options was $114,739 in the first quarter of 2002 and $53,495 for the same period in 2001.

      Interest income in the first quarter of 2002 decreased by 952%, or $27,188, to $1,382 from $28,570 in the first quarter of 2001. This decrease results primarily from a lower balance on deposited funds on deposit in the quarter.

      Other income in the first quarter of 2002 increased by 763%, or $66,067, to $74,729 from $8,663 in the first quarter of 2001. This increase results primarily from a $74,451 settlement of a government debt.

Liquidity and Capital Resources

      Since our inception, we have been dependent on investment capital as our primary source of liquidity. Prior to December 31, 2000, sales of the our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at March 31, 2002 of $13,033,276. During the quarter ended March 31, 2002 we focused entirely on the wireless product segment, primarily our amplifier products, and incurred a net loss, after stock-based compensation recovery of $202,987 (2001 - income of $110,640). We also used cash from operations of $206,191 (2001 - $81,635 in cash generated). Operations to date have been primarily financed by equity.

      The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by borrowing and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditor's report on the consolidated financial statements for the fiscal year ended December 31, 2001 includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

      During the first quarter of 2002, our cash position decreased by $373,398 to $639,032 on March 31, 2002, from $1,012,430 on December 31, 2001. The $206,191 used by operations was comprised of a net loss of $202,987, and non-cash charges including $23,428 in depreciation expense, $260,544 in stock-based compensation recovery and $74,451 in gain on settlement of debt. Other significant non-cash working capital changes included accounts receivable, which increased by $78,742. Ongoing operations during the quarter resulted in an inventory increase of $292,218 and an increase in accounts payable and accrued liabilities of $689,731.

      Our investing activities during the first quarter of 2002 amounted to $13,029, which was attributable to increased purchases of testing and tuning equipment.

      Financing activities during the first quarter included a decrease in restricted cash of $1,613, and the bank overdraft decreased by $159,420 due to a lower level of cheques outstanding at March 31, 2002 than at March 31, 2001. The previous HSBC Bank Canada operating line was replaced in February 2002 with a $78,387 (Cdn $125,000) operating line from CIBC bank, at an interest rate of prime, and secured by a $78,387 (Cdn $125,000) guaranteed investment certificate. In March 2002, we secured a $750,000 account receivable credit facilty with CIBC at an interest rate of CIBC prime + 1% and an administrative fee of 1% of invoice value.

      Other than operating loan commitments, we have no material commitments, including capital commitments, outstanding at March 31, 2002.

Inflation

      We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. However, we have recently experienced some significant price increases for certain components that are used in the wireless industry.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

      We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The action is dated January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim vigorously. No trial date has been set. Examinations for Discovery have neither been conducted nor set down. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have a material adverse effect on us. It is our belief that these options are expired and we have not included such options in our outstanding options.

      We have filed a lawsuit against Cobratech Industries Inc. in the Supreme Court of British Columbia, Canada to recover certain funds owed to us by Cobratech. The action is dated October 24, 2001. We made a bridge loan of $200,000 to Cobratech in November 2000, secured by a security interest in all of the personal and real property of Cobratech. The obligation was evidenced by a promissory note bearing interest at the rate of 1% per month. Cobratech owes us approximately $78,000 in principal under the note. The action has been stayed until May 2002 on the condition that Cobratech Industries Inc. pays 10 percent of all funds received from financing until May 2002, in excess of $100,000, until the outstanding amount has been paid. Two of our former directors were also directors of Cobratech. Our Chairman was recently appointed to the position of Chairman of CTI Diversified Holdings Inc., the parent company of Cobratech. The outstanding principal of $78,000 is fully provided for.

Item 2.  Changes in Securities

      There were no activities in securities in the first quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

      Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on October 4, 2000)

3.2	Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed on October 4, 2000)

4.2	Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

10.1	1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 2, 2001)

10.2	Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed on April 2, 2001)

(b)  Reports on form 8-K

      We did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Signatures

      In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION (Registrant)

/s/ ROLAND SARTORIUS Roland Sartorius, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer) Date: May __, 2002

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on October 4, 2000)

3.2	Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed on October 4, 2000)

4.2	Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

10.1	1999 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-KSB filed on April 2, 2001)

10.2	Recommended Stock Option Grant Policy for the Company (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed on April 2, 2001)