Form 10QSB
period 2002-06-30
UNITY WIRELESS CORP
filed 2002-08-14
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


        7438 Fraser Park Dr., Burnaby, British Columbia, Canada V5J 5B9
                    (Address of principal executive offices)

                                 (800) 337-6642
                           (Issuer's Telephone Number)



     Number of shares of common stock outstanding at July 31, 2002: 34,516,894

                            INDEX TO THE FORM 10-QSB
                  For the quarterly period ended June 30, 2002

PART I - FINANCIAL INFORMATION ................................................1
Item 1. Financial Statements ..................................................1
Item 2. Management's Discussion and Analysis or Plan of Operation ............11
PART II - OTHER INFORMATION ..................................................20
Item 1. Legal Proceedings ....................................................20
Item 2. Changes in Securities ................................................20
Item 6. Exhibits and Reports on Form 8-K .....................................21
Signatures ...................................................................22
Exhibit Index ................................................................23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           UNITY WIRELESS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           (expressed in U.S. dollars)

                                                June 30,        Dec. 31,
                                                 2002             2001
--------------------------------------------------------------------------------
                                              (unaudited)       (Note 1)
                                                   $               $

ASSETS
Current assets
  Cash and cash equivalents                     404,277        1,012,430
  Restricted cash                                82,500           80,000
  Accounts receivable (less allowance
   for doubtful accounts of $34,474
   (2001-$26,128))                               85,598          263,747
  Government grant receivable                    30,268           26,457
  Inventory (note 4)                            469,584          519,516
  Prepaid expenses                               55,302           38,643
  Other receivable                                9,009           18,241
--------------------------------------------------------------------------------
                                              1,136,538        1,959,034

  Equipment, net                                299,946          276,909
  Patents and licenses, net                      33,392                -
  Goodwill                                      741,596          741,596
--------------------------------------------------------------------------------
                                              2,211,472        2,977,539
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Bank indebtedness (note 5)                    100,412          238,667
  Accounts payable and accrued
   liabilities (note 6)                       1,270,934          658,583
  Product warranty                               33,000           31,500
  Obligations under capital leases               18,351           45,900
--------------------------------------------------------------------------------
                                              1,422,697          974,650

  Loans payable                                       -           74,451
  Obligations under capital leases                3,654            3,488
--------------------------------------------------------------------------------
Total liabilities                             1,426,351        1,052,589
--------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $0.001 par value
   100,000,000 authorized, 33,616,895
   (2001 - 30,915,704) issued and
   outstanding                                   33,617           30,916
  Additional paid-in capital                 15,158,267       14,896,893
  Share subscription receivable                 (90,600)         (90,600)
  Deferred stock compensation                   (26,974)        (199,198)
  Accumulated deficit                       (14,415,321)     (12,830,289)
  Other accumulated comprehensive
   gain                                         126,132          117,228
--------------------------------------------------------------------------------
                                                785,121        1,924,950
--------------------------------------------------------------------------------
                                              2,211,472        2,977,539
--------------------------------------------------------------------------------
Commitments and contingent liabilities (note 12)
Subsequent events (note 11)
See accompanying notes to consolidated financial statements

                                         UNITY WIRELESS SYSTEMS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE INCOME (LOSS)
                                            (expressed in U.S. dollars)
                                                   (Unaudited)

                                                                    Three months ended June 30,       Six months ended June 30,
                                                                         2002             2001             2002               2001

Net sales:                                                            273,756          570,559        1,756,250          1,963,506
Cost of goods sold (3 months data includes stock-based
compensation expenses $520 in 2002 and nil in 2001; 6 months data includes stock-based compensation (recovery) expense
$(19,221) in 2002 and $350 in 2001)                                   528,908          336,802        1,686,478          1,382,802
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (255,152)         233,757           69,772            580,704
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
Research and development (3 months data includes stock-based compensation expenses $8,905 in 2002 and $58,621 in 2001; 6
months data includes stock-based  compensation (recovery)
expense $(56,433) in 2002 and $33,985 in 2001)                        584,135          218,304          856,628            312,883
Sales and marketing (3 months data includes stock-based
compensation (recovery) expenses $(397) in 2002 and $36,870 in
2001; 6 months data includes stock-based compensation
(recovery) expense $(61,123) in 2002 and $25,897 in 2001)             177,863          139,987          216,649            180,672
Less: Government assistance                                           (65,348)               -          (65,348)                 -
Depreciation and amortization                                          22,944           73,250           46,372            141,483
Exchange (gain) loss                                                   13,375          (20,320)          22,127            (75,318)
Interest expense                                                        3,536            1,151            4,969              2,219
General and administrative (3 months data includes stock-based compensation expenses $30,002 in 2002 and $218,678 in 2001; 6 months data includes stock-based  compensation  (recovery)
expense $(84,737)  in 2002 and $165,183 in 2001)                      391,875          661,840          651,005            835,350
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    1,128,380        1,074,212        1,732,402          1,397,289
-----------------------------------------------------------------------------------------------------------------------------------

Operating loss for the period                                      (1,383,532)        (840,455)     (1,662,630)           (816,585)
Interest income                                                         1,289            6,069           2,671              34,639
Other income                                                              198              616          74,927               9,278
Provision for income taxes                                                  0                0               0                   0
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                    (1,382,045)        (833,770)     (1,585,032)           (772,668)
-----------------------------------------------------------------------------------------------------------------------------------
Gain from discontinued operations                                           0          217,966               0             267,504
-----------------------------------------------------------------------------------------------------------------------------------
Loss for the period                                                (1,382,045)        (615,804)     (1,585,032)           (505,164)

Comprehensive loss:
Loss for the period                                                (1,382,045)        (615,804)     (1,585,032)           (505,164)
Currency translation adjustment                                         3,666            3,948           8,904             116,828

-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                 (1,378,379)        (611,856)     (1,576,128)           (388,336)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share (note 8):
     Continuing operations                                             (0.043)          (0.032)        (0.050)              (0.030)
     Discontinued operations                                                -            0.008              -               (0.010)
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                                (0.043)          (0.024)        (0.050)              (0.020)
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

                           UNITY WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (expressed in U.S. dollars)
                                   (Unaudited)

                                                       Six months ended June 30,
                                                      2002               2001

Operating activities:
  Loss for period                               (1,585,032)          (505,164)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Amortization of patents and licenses             455                  -
      Depreciation of equipment                     45,917             48,783
      Amortization of goodwill                           -             92,700
      Shares issued for service                          -              7,000
      Stock based compensation                    (221,514)           225,415
      Gain on settlement of debt                   (74,451)                 -
  Changes in non-cash working capital
   relating to operations:
      Accounts receivable                          178,149             68,716
      Government grant receivable                   (3,811)            13,733
      Inventory                                     49,923            182,741
      Prepaid expenses                             (16,659)           (19,521)
      Accounts payable and accrued
       liabilities                                 612,351           (287,541)
      Product warranty                                   -           (471,700)
--------------------------------------------------------------------------------
  Net cash used in operating activities         (1,014,663)          (644,838)

Investing activities:
  Acquisition of equipment                         (56,863)           (77,278)
  Increase in patents and licenses                 (33,847)                 -
  Other receivables                                  9,232             30,750
--------------------------------------------------------------------------------
  Net cash used in investing activities            (81,478)           (46,528)

Financing activities:
  Repayment of loan receivable                           -            118,824
  Restricted cash                                   (2,500)            20,000
  Bank overdraft                                  (138,255)           (34,872)
  Repayment of loan payable                              -            (83,642)
  Cash proceeds from issued and to be
   issued common shares                            714,167                  -
  Share issue costs                                (56,354)                 -
  Obligations under capital lease                  (27,383)                 -
--------------------------------------------------------------------------------
  Net cash provided by financing activities        489,675             20,310

Effect of foreign exchange rate changes
 on cash and cash equivalents                       (1,687)           117,662

Increase (decrease) in cash                       (608,153)          (553,394)
Cash, beginning of period                        1,012,430          2,002,084
Cash, end of period                                404,277          1,448,690

See accompanying notes to consolidated
 financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete annual set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2001. Except as indicated in note 2, the accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Company's annual report.

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

2.   Change in accounting policies:

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") 141, Business Combinations, and FAS 142, Goodwill and other Intangible Assets. Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

     The Company has adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $92,700 ($0.003 per share), for the six months ended June 30, 2002. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for the six months ended June 30, 2001 would have decreased by $92,700 to $412,464 and the net loss for the three months ended June 30, 2001, would have decreased by $46,350 to $569,454.

3.   Significant Accounting Policies

     Goodwill

     Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company's reporting units that are expected to benefit from the synergies of the business combination.

     Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.

     The Company considers itself to operate as a single reporting unit. At June 30, 2002, the Company had completed its first step assessment as described above, and had concluded that the fair value of the reporting unit exceeds its carrying value and accordingly, no impairment of the carrying value of goodwill is required to be recorded. The Company intends to carry out its annual assessment of goodwill commencing in December of 2002.

     Patents
     Consideration paid for the patents is amortized on a straight-line basis over three years commencing with the date the patents are granted.

     License  fees
     Consideration paid for license fees is amortized on a straight-line basis over the shorter of the term of the license or three years.

     Government assistance
     Government assistance consists of government grants. The Company follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or expenditure when there is reasonable assurance the government grants will be received. Certain government assistance has a contingent liability for repayment. The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

     Stock Compensation Expense (Recovery)
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned. If the exercise price of fixed employee stock option award is reduced or if the exercise price is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures variable plan stock compensation as the amount by which the quoted market value of the common shares of the Company covered by the grant exceeds the option price with changes in the market price included in the measurement of loss.

4.   Inventory:

     The  components of inventory consist of the following:

                                                   June 30,         December 31,
                                                     2002              2001
                                                      $                 $
--------------------------------------------------------------------------------

     Raw materials                                  259,279          261,220
     Finished goods                                 210,305          258,296
--------------------------------------------------------------------------------
                                                    469,584          519,516
================================================================================

5.   Bank indebtedness

     In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a U.S. $82,500 (Cdn$125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a U.S. $82,500 (Cdn$125,000) guaranteed investment certificate and a general security interest in all the Company's assets. In March 2002, the Company arranged for a US$750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

6.   Accounts payable and accrued liabilities:

                                                   June 30,         December 31,
                                                     2002              2001
                                                      $                 $
--------------------------------------------------------------------------------

     Trade accounts payable                       1,068,836          415,164
     Accrued liabilities                            202,098          243,419
--------------------------------------------------------------------------------
                                                  1,270,934          658,583
================================================================================

7.   Other Income:

     During the six months ended June 30, 2002, the Company recognized a gain of $74,451 on an extinguishment of debt which is included in other income.

8.   Earnings per share data:

     The following  table sets forth the computation of basic and diluted income
     (loss) per share:

                                                                Three months ended June 30,             Six months ended June 30,
                                                                2002                   2001              2002              2001
 ----------------------------------------------------------------------------------------------------------------------------------

Numerator
 Loss from continuing operations ($)                         (1,382,045)            (833,770)         (1,585,032)        (772,668)
 Gain from discontinued operations ($)                                -              217,966                   -          267,504
 Net loss for the period ($)                                 (1,382,045)            (615,804)         (1,585,032)        (505,164)

Denominator
 Weighted average number of common shares outstanding        32,348,299           25,745,626          31,635,959       25,744,396

 Basic and diluted loss per common share ($):
   Continuing operations                                         (0.043)              (0.032)             (0.050)          (0.030)
   Discontinued operations                                            -                0.080                   -            0.010
   Basic and diluted loss per common share ($):                  (0.043)              (0.024)             (0.050)          (0.020)
===================================================================================================================================

     For the 6-month period ended June 30, 2002, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

9.   Stock Option Plan:

     During the year ended December 31, 1998, the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan ("1999 Plan") pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of June 30, 2002 this maximum number was 7,345,666. On August 8, 2002 the Board of Directors further amended and restated the 1999 Plan to create a new plan ("2002 Plan"). The 2002 Plan authorizes the maximum issuance of 6,903,379 shares of the Company's Common Stock upon exercise of options granted under the 2002 Plan.

     Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

                                                Outstanding options
------------------------------------------------------------------------------------------------
                                        Shares available    No. of common      Weighted average
                                          under option     shares issuable      exercise price
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                 3,388,250           4,340,750             0.20
Options granted                             (285,000)            285,000             0.33
Options expired                              386,666            (386,666)            0.18
Options exercised                                  -            (383,334)            0.17
Increase in reserve for issuance             722,389                   -                -
------------------------------------------------------------------------------------------------
Balance, June 30, 2002                     4,212,305           3,855,750             0.24
================================================================================================


     Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below.

================================================================================
                                                 Six months ended June 30, 2002
--------------------------------------------------------------------------------

    Income (loss) for the period, as reported              $(1,585,032)
    Pro forma loss                                          (1,967,900)
================================================================================

    Basic and diluted loss per common shares,
     net as reported                                           $(0.050)
    Pro forma                                                   (0.062)
================================================================================

     The fair value of each option granted during the six months ended June 30, 2002, was estimated on the date of the grant using Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 156% based on weekly stock price; risk-free interest rate of 3.25% and an expected life of four years.

     The weighted-average fair value of options granted during these months ended June 30, 2002 was $0.26.

10.  Segmented information:

     a.   Segment information:

     During the six months ended June 30, 2002, the Company is operating only in the RF power amplifier product segment. During the six months ended June 30, 2001, the Company was operating in the wireless product segment and the RF power amplifier product segment.

     b.   Geographic information ($000):

     Substantially all assets and operations are in Canada. A summary of sales by region, based on location of customers, is as follows:

                                        Six months ended June 30,
================================================================================
                                         2002              2001
--------------------------------------------------------------------------------

         Korea                         $  987             $1,821
         China                            280                  0
         Sweden                            42                  0
         Canada                             0                 17
         United States                    447                126
--------------------------------------------------------------------------------

         Total sales                   $1,756             $1,964
================================================================================

     c.   Major customers ($000):

     The approximate sales to major customers is as follows:

                                        Six months ended June 30,
================================================================================
                                         2002              2001
--------------------------------------------------------------------------------

         Customer A                    $  612             $  852
         Customer B                       331                810
         Customer C                       386                  0
================================================================================

11.  Warrants:

     As at June 30, 2002, the Company has warrants outstanding to purchase 8,102,337 common shares at $0.29 to $0.38 per share.

     5,147,551 warrants, which were issued in December 2001 with an exercise price of $0.30, may be callable for exercise by the Company at any time after the closing price for the Company's common stock is equal to or exceeds $0.75 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $0.75. These warrants expire in December 2003. On July 2, 2002, 899,999 warrants were exercised by certain shareholders at $0.30. In addition, 2,454,786 warrants, which were issued in April 2002, may be callable for exercise by the Company at any time after the closing price for the Company's common stock is equal to or exceeds $1.50 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $1.50. These warrants expire in May 2003. On July 31, 2002, the exercise price of the above 6,702,338 un-exercised warrants were re-priced to Cdn$0.35 on the condition that warrant holders exercise their warrants within a 30 day period, otherwise the original warrant terms would prevail. 6,565,409 of these repriced warrants had not been previously issued in connection with the provision of employment or consulting services. As well, if the closing price of the Company's shares is Cdn$0.437 or greater for a period of 10 consecutive trading days, then the warrant holders must exercise their warrants within 30 days otherwise the warrants will expire of the 31st day.

     Of the remaining 500,000 warrants, 403,128 warrants are fully vested of which 250,000 expire on December 15, 2002 and 153,128 expire on March 31, 2005 and 96,872 warrants vest until December 31,2002 and expire on March 31,2005.

12.  Commitments and contingent liabilities:

     a.   Lease commitments

     The Company has the following future minimum lease commitments for premises and equipment:

                                                $000
                                                ----
     2002                                       120
     2003                                       186
     2004                                        82
     2005                                        54
     2006                                         0

     b.   Legal proceedings

     The Company is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an option holder seeking a declaration that 500,000 options to purchase shares in the common stock of the Company held by it have a term of unlimited duration.

     The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based in part on advise of legal counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company.

     c.   Contingent liability on sale of products

     (i) Under a certain license agreement, the Company is committed to royalty payments based on the sales of products using certain technologies. The Company recognizes royalty obligations as determinable in accordance with agreement terms.
     (ii) Under an agreement with the Government's National Research Council Canada IRAP (IRAP) program, the Company is eligible to receive conditionally repayable government assistance amounting to Cdn$483,491 to support the development of a multi-carrier linear power amplifier. During the first six months ended June 30, 2002, the Company has claimed $65,348 (Cdn$99,012) which has been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of Cdn$725,236 is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation (the
"Company") should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; in the SB-2 filed February 15, 2002; and the 10-KSB for Dec. 31, 2001 filed on March 29, 2002.

     The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by borrowing and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditor's report on the consolidated financial statements for the fiscal year ended December 31, 2001 contained in the 10-KSB filed on March 29, 2002, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Forward-Looking Statements

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this prospectus. When used, these words and other, similar word and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. We have made forward-looking statements with respect to the following, among others:

     o    our goals and strategies;

     o our expectations related to growth of the wireless telecommunication industry in the markets in which we conduct business;

     o our ability to develop, manufacture and market telecommunications amplifiers on a competitive basis; o our ability to earn sufficient revenues from our products;

     o    the demand for our products;

     o    competition in the wireless telecommunications industry; and

     o    our anticipated results of operations.

We are making these forward-looking statements only as of the date of this prospectus, based on our management's current beliefs and expectations. Our forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or actual events to differ materially from those reflected in our forward-looking statements These risks and uncertainties include, but are not limited to, changes in the economic and political environments in the markets in which we conduct business, changes in technology, increased competition and changes in the wireless telecommunications industry and the other factors described under the heading "Risk Factors" on Exhibit 99.1 attached hereto. Forward-looking statements are by their nature subject to many varied uncertainties and risks. Actual results could vary greatly.

Changes in accounting policies.

     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") 141, Business Combinations, and FAS 142, Goodwill and other Intangible Assets. Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

     The Company has adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $92,700 ($0.003 per share), for the six months ended June 30, 2002. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for the six months ended June 30, 2001 would have decreased by $92,700 to $412,464 and the net loss for the three months ended June 30, 2001 would have decreased by $46,350 to $569,454.

Significant Accounting Policies

     Following are the new accounting policies adopted during the six months period ended June 30, 2002 and are in addition to the policies described in the 10-KSB for December 31, 2001 filed on March 29, 2002.

     Goodwill

     Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company's reporting units that are expected to benefit from the synergies of the business combination.

     Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.

     The Company considers itself to operate as a single reporting unit. At June 30, 2002, the Company had completed its first step assessment as described above, and had concluded that the fair value of the reporting unit exceeds its carrying value and accordingly, no impairment of the carrying value of goodwill is required to be recorded. The Company intends to carry out its annual assessment of goodwill commencing in December of 2002.

Patents

     Consideration paid for the patents is amortized on a straight-line basis over three years commencing with the date the patents are granted.

License fees

     Consideration paid for license fees is amortized on a straight-line basis over the shorter of the term of the license or three years.

Government assistance

     Government assistance consists of government grants. The Company follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or expenditure when there is reasonable assurance the government grants will be received. Certain government assistance has a contingent liability for repayment. The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

Stock Compensation Expense (Recovery)

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned .If the exercise price of fixed employee stock option award is reduced or if the exercise price is not fixed in our functional currency or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures variable plan stock compensation as the amount by which the quoted market value of the common shares of our stock covered by the grant exceeds the option price with changes in the market price included in the measurement of loss.

Overview

     We are in the business of designing, developing and manufacturing high power linear RF amplifiers and specialized communications products that use traditional wireless channels. Most of our products are high power amplifiers, defined as single channel power amplifiers used for sending signals from a network to a terminal such as a cell phone. Most are used in repeaters which are used to extend coverage in cellular telephone networks. Some products are also used in base station equipment and some are multi-channel power amplifiers. One product has been tested for digital television broadcasting in Korea, and one product is for base stations used in wireless local loop applications. Wireless local loop networks are sometimes referred to as "the last mile" solution - unlike cellular phone systems which are mobile wireless networks, wireless local loop is designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices without the need for special wiring via wireless communication devices.

     Most of our initial sales were made through one representative in Korea. We have only recently begun to open new markets beyond our initial sales in Korea, and for 2002 again the Korean market is still expected to be the most significant for us. Historically, we have generated over 90% of our revenues from the Korean market. During the second quarter of 2002, the Korean market contributed less than 10% of our revenues, while sales to new customers in United States, China, Israel and Sweden increased. We anticipate that this trend will continue.

     We have started building long-term strategic alliances and partnerships to assist in technology development which will help to extend our position in the wireless communications market as well as reduce our exposure to shorter-term projects. By signing multi-year development and supply agreements, we hope to benefit from a more predictable revenue stream.

Results of Operations

(All amounts are in US dollars unless otherwise stated)

Three months Ended June 30, 2002 and June 30, 2001

Sales

     Net sales of radio frequency amplifiers in the second quarter of 2002 decreased by 52%, or $296,803, to $273,756 from $570,559 in the second quarter of 2001. The decrease resulted from a significant down turn in the wireless telecommunications industry that resulted in slower sales of our products, our strategic decisions to diversify geographically as well as by product type and to develop and seek long-term customer supply contracts. As a result of this new strategy and the fact that our products are customized in nature, there is an approximate four month sales cycle from the time the engineering work starts through the field trials phase, during which the customer orders small sample orders and eventually when the order is placed by the customer. We estimate that we are in the middle of the first sales cycle since we have targeted new long-term customers. Additional factors contributing to the lower sales in the second quarter of 2002 was the general world-wide softening and changing of the market conditions in the wireless sectors and the delayed awarding of wireless infrastructure contracts by the major Chinese telecom companies to which we had made bids to the third quarter of 2002 from the originally planned second quarter of 2002 roll-out. We anticipate that revenues will increase in the second half of 2002 as we near the end of our initial refocused sales cycle.

Operating Expenses

     Cost of goods sold in the second quarter of 2002 increased by 57%, or $192,106, to $528,908 from $336,802 in the second quarter of 2001. The increase was primarily due to increased wages & benefits, sub-contract labor and testing equipment required for the large amount of samples that were produced and shipped to potential long-term supply customers and a one time provision for obsolete inventory that can no longer be used as newer component parts are now required for our new technology RF amplifiers. We have subsequently refinanced and reduced the amount of some of our test equipment, created more efficiency in our staffing requirements and established a relationship with an outsource manufacturing company. We expect to start outsourcing our larger orders during the third quarter of 2002. We believe this will allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. We anticipate that our cost of good sold, as a percentage of sales, will be reduced during the second half of 2002 as a result of increased sales and outsourced manufacturing. Costs of goods includes stock-based compensation expenses of $520 in the second quarter of 2002 versus $0 for the same period in 2001.

     The gross margin of $(255,152) or (93)% of net sales for the second quarter of 2002 represented decrease from a gross margin of 41% of net sales for the second quarter of 2001. This decrease represented refocused sales strategy and associated long sales cycle to potential long-term (e.g., three or more years) supply customers which results in costs of goods sold exceeding revenue generated by sales to long-term customers early in the relationship as sales volumes start low and production costs start high as we develop custom amplifiers of each customer's particular installation. If we are successful in establishing favorable relationships with long-term customers, we anticipate that these trends will reverse themselves as sales volumes increase during the term of the relationship with our long-term customers and we are able to standardize production and take advantage of economies of scale. As well, we recorded a provision in the amount of $74,000 for obsolete inventory as newer parts are required for our new technology RF amplifiers. We anticipate that we will increase our gross margin during the second half of 2002 with increased sales and reduced overhead as a result of our new sales and manufacturing strategies.

     Research and development expenses in the second quarter of 2002 increased by 168%, or $365,831, to $584,135 from $218,304 in the second quarter of 2001.
This increase was primarily due to increased R&D activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased development of additional radio frequency amplifier products during the second quarter of 2002 versus the same period of 2001. During the second quarter of 2002 we had an average staff number of over 20 engineers who were working on over 30 projects versus approximately 10 engineers who were working on under 5 projects for the same period in 2001. Stock compensation expenses from the variable plan stock options was $8,905 in the second quarter of 2002 and $58,621 for the same period in 2001.

     Sales and marketing expenses in the second quarter of 2002 increased by 27%, or $37,876, to $177,863 from $139,987 in the second quarter of 2001. The increase was primarily a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors, which was required in the second quarter of 2002 offset by increased expenses from samples supplied to potential new customers. Providing customers with trial samples in an industry norm that is required in order to secure new long-term customer supply contracts. Over the second half of 2002, we anticipate plan to increase our marketing and sales resources due to the geographic diversification of our new customer base and with the goal of securing additional short and long-term supply agreements. Sales and marketing expenses include stock-based compensation recovery of $397 in the second quarter of 2002 versus an expense of $36,870 for the same period in 2001.

     Exchange loss (gain) in the second quarter of 2002 increased by 166%, or $33,695 to $13,375 from $(20,320) the second quarter of 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars. During the quarter the Canadian dollar generally strengthened against the U.S. dollar.

     General and administrative expenses in the second quarter of 2002 decreased by 41%, or $269,965, to $391,875 from $661,840 in the second quarter of 2001.
The reduction was a result of better control of overhead expenses, reduced stock compensation expense and less public company filings and associated expenses than in the same period as last year. General and administrative expenses include stock-based compensation expenses of $30,002 in the second quarter of 2002 versus $218,678 for the same period in 2001.

Other Expenses (Income)

     Interest income in the second quarter of 2002 decreased by 79%, or $4,780, to $1,289 from $6,069 in the second quarter of 2001. This decrease results primarily from a lower balance on deposited funds on deposit in the quarter.

     Other income in the second quarter of 2002 decreased by 68%, or $418, to $198 from $616 in the second quarter of 2001.

Six months Ended June 30, 2002 and June 30, 2001

Sales

     Net sales of radio frequency amplifiers in the first half of 2002 decreased by 11%, or $207,256, to $1,756,250 from $1,963,506 in the first half of 2001.
This decrease was due to the reduced sales in the second quarter of 2002 as a result of the longer sales cycle required from the newly initiated sales strategy which focuses on achieving sales from long-term customer supply agreements. Additional factors contributing to the lower sales for the first six months of 2002 was the general world-wide softening and changing of the market conditions in the wireless sectors during the second quarter of 2002 and the delayed awarding of wireless infrastructure contracts by the major Chinese telecom companies to which we had made bids to the third quarter of 2002 from the originally planned second quarter of 2002 roll-out. We anticipate that revenues will increase in the second half of 2002 as we near the end of our initial refocused sales cycle.

Operating Expenses

     Cost of goods sold in the first half of 2002 increased by 22%, or $303,676, to $1,686,478 from $1,382,802 in the first half of 2001. The increase was primarily due to increased wages and benefits, sub-contract labor and testing equipment required for the large amount of samples that were produced and shipped to potential long-term supply customers during the first six months of 2002 and a second quarter of 2002 one time provision for obsolete inventory that can no longer be used as newer component parts are now required for our new technology RF amplifiers. We have subsequently refinanced and reduced the amount of some of our test equipment, created more efficiency in our staffing requirements and established a relationship with an outsource manufacturing company. We expect to start outsourcing our larger orders during the third quarter of 2002. This will allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during the second half of 2002 as a result of increased sales and outsourced manufacturing. Costs of goods includes stock-based compensation recovery of $19,221 in the first half of 2002 versus an expense of $350 for the same period in 2001.

     The gross margin of $69,772 or 4% of net sales for the first half of 2002 represented decrease from a gross margin of 30% of net sales for the first half of 2001 due the initiation during the second quarter of 2002 of our refocused sales strategy which transitioned from a focus on short-term relationships resulting in immediate sales, but no commitment for additional purchases, to a focus on building long-term relationships with customers who would commit to purchase a specified percentage of their amplifier requirement from us over a term of three or more years. The associated long sales cycle to potential long-term supply customers results in costs of goods sold exceeding revenue generated by sales due to low initial volume of sales as the long-term customer begins to deploy their applications using our products and the higher production cost initially associated with designing a custom solution for each long-term customer's installation needs. If we are successful in establishing favorable relationships with long-term customers, we anticipate that these trends will reverse themselves over the course of the supply relationships as sales volumes increase and we are able to standardize production and realize economies of scale in production as a result of the standardization and increased sales. As well, we recorded a provision in the amount of $74,000 for obsolete inventory as newer parts are required for our new technology RF amplifiers. We anticipate that we will increase our gross margin during the second half of 2002 with increased sales and reduced overhead as a result increased volumes and lower per unit costs associated with more standardized production of our amplifiers and increased volumes of amplifiers we hope to sell.

     Research and development expenses in the first half of 2002 increased by 174%, or $543,745, to $856,628 from $312,883 in the first half of 2001. This increase was primarily due to increased R&D activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased projects for development of additional RF amplifier products during the first six months of 2002 versus the first six months of 2001. Research and development expenses include stock-based compensation recovery of $56,433 in the first half of 2002 versus an expense of $33,985 for the same period in 2001.

     Sales and marketing expenses in the first half of 2002 increased by 20%, or $35,977, to $216,649 from $180,672 in the first half of 2001. The increase was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors which was required in the first six months of 2002 offset by increased expenses from samples supplied to potential new customers. Providing customers with trial samples in an industry norm that is required in order to secure new long-term customer supply contracts. Over the second half of 2002, we anticipate plan to increase our marketing and sales resources due to the geographic diversification of our new customer base and with the goal of securing additional short and long-term supply agreements. Sales and marketing expenses include stock-based compensation recovery of $61,123 in the first half of 2002 versus an expense of $25,897 for the same period in 2001.

     Exchange loss in the first half of 2002 increased by 129%, or $97,445 to $22,127 from an exchange gain of $75,318 in the first half of 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received mostly in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

     General and administrative expenses in the first half of 2002 decreased by 22%, or $184,345, to $651,005 from $835,350 in the first half of 2001. The reduction was a result of better control of overhead expenses, reduced stock compensation expense and less public company filings and associated expenses than in the same period as last year. General and administrative expenses include stock-based compensation recovery of $84,737 in the first half of 2002 versus an expense of $165,183 for the same period in 2001.

Other Income (Expenses)

     Interest income in the first half of 2002 decreased by 92%, or $31,968, to $2,671 from $34,639 in the first half of 2001. This decrease results primarily from a lower balance on deposited funds on deposit during the period.

     Other income in the first half of 2002 increased by 708%, or $65,649, to $74,927 from $9,278 in the first half of 2001. This increase results primarily from a $74,451 settlement of a government debt.

Liquidity and Capital Resources

     Since our inception, we have been dependent on investment capital as our primary source of liquidity. Prior to December 31, 2000, sales of the our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at June 30, 2002 of $14,415,321. During the 6 months ended June 30, 2002, we focused entirely on the wireless product segment, primarily our amplifier products, and incurred a net loss, after stock-based compensation expense, of $1,585,032 (2001 - loss of $505,164).

     During the first six months of 2002, our cash position decreased significantly. The primary use of cash was for operations which also included non-cash charges in depreciation expense, stock-based compensation recovery, write down of research and development and outdated inventory, write off of non-recoverable samples inventory and a gain on settlement of debt. Other significant non-cash working capital changes included a decrease in accounts receivable and a significant increase in accounts payable and accrued liabilities.

     Our  investing  activities  during  the  first  six  months  of  2002  were
attributable   mainly  to  purchases  of  testing  and  tuning   equipment   and
expenditures in related to securing intellectual property.

     Financing activities during the first six months included replacing the previous HSBC Bank Canada operating line in February 2002 with a $82,500 (Cdn $125,000) operating line from Canadian Imperial Bank of Commerce, at an interest rate of prime, and secured by a $82,500 (Cdn$125,000) guaranteed investment certificate and a general security agreement over all our assets. In March 2002, we secured a $750,000 account receivable credit facility with Canadian Imperial Bank of Commerce at an interest rate of Canadian Imperial Bank of Commerce's prime rate plus 1% and an administrative fee of 1% of invoice value. As well, on May 14, 2002, we completed an equity financing through a private offering of 2,317,857 units at $0.28 per unit, thereby raising equity capital for gross proceeds of $649,000. Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.35 per share until May 14, 2003. On July 2, 2002 certain stockholders of our Company exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 899,999 warrants were exercised at $ 0.30 per share for total gross proceeds of $270,000. In the short term, we plan to raise additional equity capital for working capital and expansion through the exercise of existing warrants, an offering or a combination both.

     Other than operating loan commitments and a commitment under existing leases for an aggregate of $442,000 through 2004, we have no material commitments, including capital commitments, outstanding at June 30, 2002.

     Our  capital  requirements  are  difficult  to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of equity securities. As of June 30, 2002, we had working capital deficiency of $286,159. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. During early July, we received gross proceeds of $270,000 from the exercise of $0.30 warrants issued in December 2001 by certain stockholders including officers and directors of the Company. We cannot assure you that additional outstanding warrants will be exercised. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan.

     We anticipate that we will require a greater amount of additional working capital for inventory, components and work in process or to expand our manufacturing capacity if we enter into contracts for large quantities of our amplifiers. We are incurring expenses in anticipation of future sales that may not materialize. If future sales fall significantly below our expectations or if we incur unanticipated costs or expenses our financing needs could be increased. Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements or to significantly reduce or eliminate sales and marketing, research and development or administrative functions. The occurrence of any of these, or other adverse affects of inability to raise adequate capital may have a material adverse effect on our business, financial condition and results of operations.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. However, we have recently experienced some price increases for certain components that are used in the wireless industry.

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

     We have filed a lawsuit against Cobratech Industries Inc. in the Supreme Court of British Columbia, Canada to recover certain funds owed to us by Cobratech. The action is dated October 24, 2001. We made a bridge loan of $200,000 to Cobratech in November 2000, secured by a security interest in all of the personal and real property of Cobratech. The obligation was evidenced by a promissory note bearing interest at the rate of 1% per month. Cobratech owes us approximately $85,600, including principle and accrued, but unpaid interest, under the note. We have reached a tentative settlement arrangement with Cobratech whereby Cobratech would satisfy the obligation by converting the debt into shares of its parent's, CTI Diversified Holdings Inc., shares at a conversion price determined by the average of the bid and ask price of CTI Diversified Holdings Inc. shares as quoted on the OTC-BB on the day immediately before conversion. There can be no assurances that the settlement will be finalized, or that we will realize any cash value from any shares of CTI Diversified Holdings Inc. we receive pursuant to the settlement.

Item 2. Changes in Securities

     On May 14, 2002, we completed an equity financing through a private offering of 2,317,857 units at $0.28 per unit in reliance upon Regulation D and Regulation S. Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.35 per share until May 14, 2003. We agreed to use our reasonable efforts to cause the shares and the shares acquirable upon exercise of the warrants to be registered under the Securities Act.

     On July 2, 2002 certain stockholders of our Company exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 899,999 warrants were exercised at $0.30 per share for total gross proceeds of $270,000.

     On July 31, 2002, the exercise price of 6,702,338 un-exercised warrants was reduced to Cdn$0.35 on the condition that warrant holders exercise their warrants within a 30 day period, otherwise the original warrant terms would prevail. As well, if the closing price of the Company's shares is Cdn$0.437 or greater for a period of 10 consecutive trading days, then the warrant holders must exercise their warrants within 30 days otherwise the warrants will expire of the 31st day. See Note 11 of the accompanying financial statements.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

     Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number                               Description
     -------                              -----------

     3.1 Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit
                    3.1 to the Company's Form SB-2 filed on October 4, 2000)

     3.2 Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4, 2000)

     4.1 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

     99.1           Risk Factors
     99.2           Officer's Certification
     99.3           Officer's Certification


     (b)  Reports on form 8-K

     We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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

                                   Date:  August 14, 2002

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 filed on October 4, 2000)

3.2 Amended and Restated Bylaws of Unity Wireless Corporation (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed on October 4,
     2000)

4.1 Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB filed on April 2, 2001)

99.1 Risk Factors
99.2 Officer's Certification
99.3 Officer's Certification