Form 10QSB
period 2002-09-30
UNITY WIRELESS CORP
filed 2002-11-15
CIK 1100451

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number O-30620

UNITY WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE 91-1940650
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification Number)

7438 Fraser Park Dr., Burnaby, British Columbia, Canada, V5J 5B9
(Address of principal executive offices)

(800) 337-6642
(Issuer's Telephone Number)

Number of shares of common stock outstanding at October 31, 2002: 35,016,894

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNITY WIRELESS CORPORATION

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	Sept. 30,	Dec. 31,
	2002	2001
	(unaudited)	(Note 1)
	$	$
ASSETS
Current assets
Cash and cash equivalents	119,815	1,012,430
Restricted cash (note 5)	78,813	80,000
Accounts receivable (less allowance for doubtful accounts of $32,934 (2001-$26,128))	227,437	263,747
Government grant receivable	16,040	26,457
Inventory (note 4)	356,906	519,516
Prepaid expenses	91,933	38,643
Other receivable	9,011	18,241
	899,955	1,959,034

Equipment, net	426,601	276,909
Patents and licenses, net	29,693	-
Goodwill	741,596	741,596
	2,097,845	2,977,539

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 5)	104,612	238,667
Accounts payable and accrued liabilities (note 6)	1,096,815	658,583
Note payable	106,559	0
Product warranty	31,525	31,500
Obligations under capital leases	112,311	45,900
	1,451,822	974,650

Loans payable	-	74,451
Obligations under capital leases	22,694	3,488
Total liabilities	1,474,516	1,052,589

Stockholders' Equity
Common stock, $0.001 par value 100,000,000 authorized, 35,016,894 (2001 - 30,915,704) issued and outstanding	35,017	30,916
Additional paid-in capital	15,373,534	14,896,893
Share subscription receivable	0	(90,600)
Deferred stock compensation	0	(199,198)
Accumulated deficit	(14,907,671)	(12,830,289)
Other accumulated comprehensive gain	122,449	117,228
	623,329	1,924,950
	2,097,845	2,977,539

Commitments and contingent liabilities (note 12)
See accompanying notes to consolidated financial statements

UNITY WIRELESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001

Net sales:	400,516	972,037	2,156,766	2,935,543
Cost of goods sold (3 months data includes stock-based compensation recovery $10,327 in 2002 and nil in 2001; 9 months data includes stock-based compensation recovery $29,548 in 2002 and $350 in 2001)	313,925	632,979	2,000,403	2,015,781
	86,591	339,058	156,363	919,762

Expenses:
Research and development (3 months data includes stock-based compensation (recovery) expense $(60,642) in 2002 and $3,558 in 2001; 9 months data includes stock-based compensation (recovery) expense $(117,075) in 2002 and $37,543 in 2001)	273,831	213,647	1,130,459	526,530
Sales and marketing (3 months data includes stock-based compensation recovery $33,152 in 2002 and $7,636 in 2001; 9 months data includes stock-based compensation (recovery) expense $(94,275) in 2002 and $18,261 in 2001)	63,248	116,050	279,897	296,722
Less: Government assistance	(56,462)	(37,908)	(121,810)	(37,908)
Depreciation and amortization	30,586	74,382	76,958	215,865
Exchange (gain) loss	15,190	(5,661)	37,317	(80,979)
Interest expense	6,047	1,222	11,016	3,441
General and administrative (3 months data includes stock-based compensation recovery $32,068 in 2002 and $45,606 in 2001; 9 months data includes stock-based compensation (recovery) expense $(116,805) in 2002 and $119,577 in 2001)	246,971	388,703	897,976	1,224,053
	579,411	750,435	2,311,813	2,147,724

Operating loss for the period	(492,820)	(411,377)	(2,155,450)	(1,227,962)
Interest income	469	7,993	3,141	42,632
Other income (note 7)	0	2,801	74,927	12,079
Provision for income taxes	0	0	0	0
Loss from continuing operations	(492,351)	(400,583)	(2,077,382)	(1,173,251)
Gain from discontinued operations	0	0	0	267,504
Loss for the period	(492,351)	(400,583)	(2,077,382)	(905,747)

Comprehensive loss:
Loss for the period	(492,351)	(400,583)	(2,077,382)	(905,747)
Currency translation adjustment	(3,683)	28,106	5,221	144,934

Comprehensive loss	(496,034)	(372,477)	(2,072,161)	(760,813)

Basic and diluted loss per common share (note 8)
Continuing operations	(0.014)	(0.016)	(0.064)	(0.046)
Discontinued operations	-	-	-	0.010
Basic and diluted loss per common share	(0.014)	(0.016)	(0.064)	(0.036)

See accompanying notes to consolidated financial statements

UNITY WIRELESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended Sept. 30,
	2002	2001
Operating activities:
Loss for period	(2,077,382)	(905,747)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of patents and licenses	3,485	-
Depreciation of equipment	79,772	76,816
Amortization of goodwill	-	139,049
Shares issued for service	-	7,000
Stock-based compensation (recovery)	(357,703)	175,031
Gain on settlement of debt	(74,451)	-
Changes in non-cash working capital relating to operations:
Accounts receivable	36,310	(168,013)
Government grant receivable	10,417	(23,206)
Inventory	162,610	40,159
Prepaid expenses	(53,290)	(12,034)
Accounts payable and accrued liabilities	544,791	(78,742)
Product warranty	-	(591,792)
Net cash used in operating activities	(1,725,441)	(1,341,479)

Investing activities:
Acquisition of equipment	(63,559)	(99,290)
Increase in patents and licenses	(33,500)	-
Other receivables	9,232	30,309
Net cash used in investing activities	(87,827)	(68,981)

Financing activities:
Repayment of loan receivable	-	152,712
Restricted cash	1,187	20,000
Bank overdraft	(134,055)	(36,655)
Repayment of loan payable	-	(83,642)
Cash proceeds from issued and to be issued common shares	1,093,997	-
Share issue costs	(56,354)	-
Repayment of share subscription receivable	90,600	-
Obligations under capital lease	(76,764)	-
Net cash provided by financing activities	918,611	52,415

Effect of foreign exchange rate changes on cash and cash equivalents	2,042	156,268

Increase (decrease) in cash	(892,615)	(1,201,777)
Cash, beginning of period	1,012,430	2,002,084
Cash, end of period	119,815	800,307

Supplementary information:
Non-cash financing and investing activities:
Note payable on reclassification of accounts payable	106,559	-
Purchase of equipment funded by obligation under capital lease	162,381	-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements. In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2001. Except as indicated in note 2, the accounting policies applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Company's annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by borrowing and equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The Company will continue to evaluate their projected expenditures relative to their available cash and to seek additional means of financing in order to satisfy their working capital and other cash requirements. These consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should they be unable to continue as a going concern.

2. Change in accounting policy:

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") 141, Business Combinations, and FAS 142, Goodwill and other Intangible Assets. Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and are tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

The Company has adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $139,050 ($0.004 per share) from that would have been otherwise calculated for the nine months ended September 30, 2002. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for the nine months ended September 30, 2001 would have decreased by $139,050 to $766,697 and the net loss for the three months ended September 30, 2001 would have decreased by $46,350 to $354,233.

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

Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations before extraordinary items and discontinued operations.

The Company considers itself to operate as a single reporting unit. At September 30, 2002, the Company had completed its initial assessment of goodwill at January 1, 2002, as described above, and had concluded that the fair value of the reporting unit exceeds its carrying value and accordingly, no impairment of the carrying value of goodwill is required to be recorded. The Company intends to carry out its annual assessment of goodwill commencing in December of 2002.

Patents

Consideration paid for the patents is amortized on a straight-line basis over three years commencing with the date the patents are granted.

License fees

Consideration paid for license fees is amortized on a straight-line basis over the shorter of the term of the license or three years.

Government assistance

Government assistance consists of government grants. The Company follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or expenditure when there is reasonable assurance that the government grants will be received. Certain government assistance has a contingent liability for repayment. The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

Stock Compensation Expense (Recovery)

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above to its employee plans, and have adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned. If the exercise price of fixed employee stock option award is reduced or if the exercise price is not fixed in the functional currency of the Company or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised. The Company measures variable plan stock compensation as the amount by which the quoted market value of the common shares of the Company covered by the grant exceeds the option price with changes in the market price included in the measurement of loss.

4. Inventory:

The components of inventory consist of the following:

	September 30,	December 31,
	2002	2001
	$	$

Raw materials	227,126	261,220
Finished goods	129,780	258,296
	356,906	519,516

5. Bank indebtedness

In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a U.S. $78,813 (Cdn $125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a U.S. $78,813 (Cdn $125,000) guaranteed investment certificate and a general security interest in all of the Company's assets. In March 2002, the Company arranged for a U.S. $750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

6. Accounts payable and accrued liabilities:
	September 30,	December 31,
	2002	2001
	$	$

Trade accounts payable	892,411	415,164
Accrued liabilities	204,404	243,419
	1,096,815	658,583

7. Other income:

During the nine months ended September 30, 2002, the Company recognized a gain of $74,451 on an extinguishment of debt that is included in other income.

8. Loss per share data:

The following table sets forth the computation of basic and diluted income (loss) per share:
	Three months ended Sept. 30, 2002 2001		Nine months ended Sept 30, 2002 2001

Numerator
Loss from continuing operations ($)	(492,351)	(400,583)	(2,077,382)	(1,173,251)
Gain from discontinued operations ($)	-	-	-	267,504
Net loss for the period ($)	(492,351)	(400,583)	(2,077,382	(905,747)

Denominator
Weighted average number of common shares outstanding	34,720,155	25,768,153	32,675,322	25,624,197

Basic and diluted loss per common share ($)
Continuing operations	(0.014)	(0.016)	(0.064)	(0.046)
Discontinued operations	-	-	-	0.010
Basic and diluted loss per common share ($)	(0.014)	(0.016)	(0.064)	(0.036)

For the 9-month period ended September 30, 2002, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share, as their effect would be anti-dilutive.

9. Stock Option Plan:

During the year ended December 31, 1998, the Company established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan ("1999 Plan") pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding, at any time, including shares of common stock previously issued under the plan. As of September 30, 2002 this maximum number was 7,345,666. On August 8, 2002 the Board of Directors further amended and restated the 1999 Plan, subject to shareholder approval at the next Annual General Meeting, to create a new plan ("2002 Plan"). The 2002 Plan, when ratified, will authorize the maximum issuance of shares of the Company's Common Stock upon exercise of options granted under the 2002 Plan to be set at 6,903,378. Any increase in the maximum number in the future would have to be approved by the shareholders at subsequent shareholder meetings.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:
Outstanding options
	Shares available under option	No. of common shares issuable	Weighted average exercise price

Balance, December 31, 2001	3,388,250	4,340,750	0.20
Options granted	(1,735,000)	1,735,000	0.21
Options expired	558,749	(558,749)	0.18
Options exercised	-	(383,334)	0.17
Increases in reserve for issuance	1,058,388	-	-
Balance, September 30, 2002	3,270,387	5,133,667	0.22

Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees, consistent with the method described in SFAS No. 123, the Company's loss and loss per common share would have been increased to the pro forma amounts indicated below.

Nine months ended September 30, 2002
Loss for the period, as reported Pro forma loss	$(2,077,382) (2,685,641)
Basic and diluted loss per common shares, net as reported Pro forma	$(0.064) (0.082)

The fair value of each option granted during the nine months ended September 30, 2002, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 156% based on historical weekly stock market prices; risk-free interest rate of 3.25% and an expected life of four years.

The weighted-average fair value of options granted during the three months ended September 30, 2002 was $0.14.

10. Segmented information:

a. Segment information:

During the nine months ended September 30, 2002 and 2001, the Company is operating only in the RF power amplifier product segment.

b. Geographic information ($000):

Substantially all assets and operations are in Canada. A summary of sales by region, based on location of customers, is as follows:

Nine months ended September 30
2002 2001
Korea	$1,183	$2,733
China	362	0
Sweden	67	0
Canada	0	13
United States	515	190
Israel	30	0
Total Sales	$2,157	$2,936

c. Major customers ($000):

The approximate sales to major customers is as follows:

Nine months ended September 30
2002 2001
Customer A	$624	$1,509
Customer B	507	851
Customer C	404	0

11. Warrants:

As at September 30, 2002, the Company has warrants outstanding to purchase 7,302,338 common shares at exercise prices ranging from $0.17 to $0.38 per share.

i) 500,000 warrants, which were outstanding as at December 31, 2001, of which 300,000 have an exercise price of $0.29 and 200,000 have an exercise price of $0.38, are fully vested as of September 30, 2002 and expire on December 15, 2002. These warrants were issued pursuant to consulting agreements.

ii) 5,147,551 warrants, which were issued in December, 2001 with an exercise price of $0.30, may be callable for exercise by the Company at any time after the closing price for the Company's common stock is equal to or exceeds $0.75 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $0.75. These warrants expire in December 2003. On July 2, 2002, 899,999 of these warrants were exercised by certain shareholders at $0.30. On August 20, 2002, a further 500,000 of these warrants were exercised by certain shareholders at $0.30. On September 3, 2002, the exercise price of the above 3,747,552 un-exercised warrants were re-priced to Cdn$0.35 for 30 days after unanimous warrant holder approval, otherwise the original warrant terms would prevail. Unanimous warrant holder approval was obtained on October 4, 2002. These re-priced warrants had not been previously issued in connection with the provision of employment or consulting services.

iii) 2,454,786 warrants, which were issued on May 15, 2002 with an exercise price of $0.35, may be callable for exercise by the Company at any time after the closing price for the Company's common stock is equal to or exceeds $1.50 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $1.50. These warrants expire in May 2003. On September 3, 2002, the exercise price of the above un-exercised warrants were re-priced to Cdn$0.35 for 30 days after unanimous warrant holder approval, otherwise the original warrant terms would prevail. Unanimous warrant holder approval was obtained on October 4, 2002.These re-priced warrants had not been previously issued in connection with the provision of employment or consulting services.

iv) On August 23, 2002, 100,000 fully vested warrants with an exercise price of $0.19 were issued as commission pursuant to a financing. The fair value of these warrants have been recognized as compensation expense in the three month period ended September 30, 2002. These warrants expire August 2006.

v) On September 13, 2002, 500,000 fully vested warrants with an exercise price of $0.17 were issued pursuant to a consulting agreement. The fair value of these warrants have been recognized as compensation expense in the three month period ended September 30, 2002. These warrants expire September 2005.

12. Commitments and contingent liabilities:

a. Lease commitments

The Company has the following future minimum lease commitments for premises and equipment:

$000
2002 (three month period ending December 31)	48
2003	178
2004	79
2005	52
2006	0

b. Legal proceedings

The Company is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an option holder seeking a declaration that 500,000 options to purchase shares in the common stock of the Company held by the holder have a term of unlimited duration.

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

c. Contingent liability on sale of products

(i) Under a certain license agreement, the Company is committed to make certain royalty payments based on the sales of products using certain technologies. The Company recognizes royalty obligations as determinable in accordance with agreement terms.

(ii) Under an agreement with the Government's National Research Council Canada IRAP (IRAP) program, the Company is eligible to receive conditionally repayable government assistance amounting to $308,130 (Cdn$483,491) to support the development of a multi-carrier linear power amplifier. During the first nine months ended September 30, 2002, the Company has claimed gross proceeds of $130,973 (Cdn$205,512) that have been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of $462,194 (Cdn.$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation (the "Company") should be read in conjunction with our most recent financial statements and notes appearing: (1) in this Form 10-QSB; (2) in the Forms SB-2 filed February 15, 2002, August 13, 2002 and September 5, 2002; and (3) the Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by borrowing and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2001 contained in the 10-KSB filed on March 29, 2002, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The audited consolidated financial statements or the interim quarterly consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. We have made forward-looking statements with respect to the following, among others:

- our goals and strategies;
- our expectations related to growth of the wireless telecommunication industry in the markets in which we conduct business;
- our ability to develop, manufacture and market telecommunications amplifiers on a competitive basis;
- our ability to earn sufficient revenues from our products;
- the demand for our products;
- competition in the wireless telecommunications industry; and
- our anticipated results of operations.

We are making these forward-looking statements only as of the date of this quarterly report, based on our management's current beliefs and expectations. Our forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results or actual events to differ materially from those reflected in our forward-looking statements. These risks and uncertainties include, but are not limited to, changes in the economic and political environments in the markets in which we conduct business, changes in technology, increased competition and changes in the wireless telecommunications industry and the other factors described under the heading "Risk Factors" on Exhibit 99.1 attached as an exhibit to this quarterly report. Forward-looking statements are by their nature subject to many varied uncertainties and risks. Actual results could vary greatly.

Change in Accounting Policy

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") 141, "Business Combinations", and FAS 142, "Goodwill and other Intangible Assets". Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and are tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

We have adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, we had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $139,050 ($0.004 per share) for the nine months ended September 30, 2002, from which would have been otherwise calculated. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for the nine months ended September 30, 2001 would have decreased by $139,050 to $766,697 and the net loss for the three months ended September 30, 2001 would have decreased by $46,350 to $354,233.

Critical Accounting Policies

Following are the new accounting policies adopted during the nine months period ended September 30, 2002 that are critical to an understanding of our financial results. They are in addition to the policies described in our annual report on the Form 10-KSB for the year ended December 31, 2001 filed on March 29, 2002.

Goodwill

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to our reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations.

We consider ourselves to operate as a single reporting unit. At September 30, 2002, we had completed our initial assessment of the value of our goodwill as described above, and had concluded that the fair value of the goodwill exceeded its carrying value and accordingly, no impairment of the carrying value of goodwill was required to be recorded. We intend to carry out our annual assessment of goodwill commencing in December, 2002. In the future, changes to our business or financial condition may result in an assessment that fair value is less than carrying value and an impairment charge is required.

Government assistance

Government assistance consists of government grants. We follow the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or expenditure when there is reasonable assurance that the government grants will be received. Certain government assistance has a contingent liability for repayment. The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable. Future changes in government programs or changes in certainty as to repayment obligations could impact the amount recognized by us.

Overview

We are in the business of designing, developing and manufacturing high power linear RF (radio frequency) amplifiers and specialized communications products targeting both the cellular and fixed wireless markets. Most of our products are high power amplifiers, defined as single and multi-channel power amplifiers used for sending signals from a network to a terminal such as a cell phone. Most are used in repeaters that are used to extend coverage in cellular telephone networks. Some products are also used in base station equipment. One product has been tested for digital television broadcasting in Korea, and one product is for base stations used in wireless local loop applications. Wireless local loop networks are sometimes referred to as "the last mile" solution - unlike cellular phone systems which are mobile wireless networks, wireless local loop is designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices without the need for special wiring via wireless communication devices.

Historically, we have generated over 90% of our revenues from the Korean market. During the nine months ended September 30, 2002, the Korean market contributed only about 55% of our revenues, while sales to customers in United States and China increased. As well, during this period, we started doing business with new customers in those countries, in addition to doing business with new customers in Israel and Sweden. We anticipate that this trend will continue.

We have started developing long-term strategic alliances and customer partnerships to assist us in technology development that will help to extend our position in the wireless communications market as well as reduce our exposure to shorter-term projects. By signing multi-year development and supply agreements, we hope to benefit from a more predictable revenue stream.

Results of Operations

(All amounts are in US dollars unless otherwise stated)

Three months Ended September 30, 2002 and September 30, 2001

Sales

Net sales of radio frequency amplifiers in the third quarter of 2002 decreased by 59%, or $571,521, to $400,516 from $972,037 in the third quarter of 2001. In general, our revenues in the third quarter of 2002 have increased by approximately 46% to $400,516 from $273,756 over those in the second quarter of 2002. We anticipate that revenues will continue to increase in the fourth quarter of 2002 as we progress further into our refocused sales cycle. The decrease of sales in the third quarter of 2002 as compared to the same period in 2001 resulted from a significant down turn in the wireless telecommunications industry that resulted in slower sales of our products, our strategic decisions to diversify geographically as well as by product type and to develop and seek long-term customer supply contracts. As a result of this new strategy and the fact that our products are customized in nature, there is an approximate four month sales cycle from the time the engineering work starts through the field trials phase, during which the customer orders small sample orders and ultimately when the order is placed by the customer. We estimate that we are still in the middle of the sales cycle since we have targeted new long-term customers. Additional factors contributing to the lower sales in the third quarter of 2002 was the continued general world-wide softening and changing of the market conditions in the wireless sectors and the delay in the awarding of wireless infrastructure contracts by the major Chinese telecom companies from the originally planned second quarter of 2002 roll-out.

Operating Expenses

Cost of goods sold in the third quarter of 2002 decreased by 50% or $319,054, to $313,925 from $632,979 in the third quarter of 2001. In general, we anticipate that our cost of goods sold, as a percentage of sales, will be further reduced during the fourth quarter of 2002 as a result of increased internal and outsourced manufacturing efficiencies. During the third quarter of 2002, we completed the refinancing and reduction of some of our test equipment, created more efficiency in our staffing requirements and started our working relationship with an outsource manufacturing company. We believe this will allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. Costs of goods sold includes stock-based compensation recovery of $10,327 in the third quarter of 2002 versus $nil for the same period in 2001.

The gross margin of $86,591 or 22% of net sales for the third quarter of 2002 represented decrease from a gross margin of 35% of net sales for the third quarter of 2001. This decrease represented the refocused sales strategy and associated long sales cycle to potential long-term (e.g., three or more years) supply customers which results in higher costs of goods sold as a percentage of revenues generated by sales to long-term customers early in the relationship as sales volumes start low and production costs start high as we develop custom amplifiers for each customer's particular installation. If we are successful in establishing favorable relationships with additional long-term customers, we anticipate that these trends will reverse themselves as sales volumes increase during the term of the relationship with our long-term customers and we are able to standardize production and take advantage of economies of scale. We anticipate that we will increase our gross margin during the fourth quarter of 2002 with increased sales and reduced overhead as a result of our new sales and manufacturing strategies.

Research and development expenses in the third quarter of 2002 increased by 28%, or $60,184, to $273,831 from $213,647 in the third quarter of 2001. The increase was primarily due to increased research and development activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased development of additional radio frequency amplifier products during the third quarter of 2002 versus the same period of 2001. During the third quarter of 2002 we had an average staff number of over 15 engineers who were working on over 15 projects in 4 geographic global regions versus approximately 10 newly hired engineers who were working on less than 5 projects in 1 global geographic region for the same period in 2001. It should be mentioned that differentiated products must be developed for each geographic region as RF amplifier specifications vary from country to country. We have also performed research and development work on third generation technology for the European marketplace. Stock compensation (recovery) expenses from the variable plan stock options was $(60,642) in the third quarter of 2002 and $3,558 for the same period in 2001.

Sales and marketing expenses in the third quarter of 2002 decreased by 45% or $52,802, to $63,248 from $116,050 in the third quarter of 2001. The decrease was primarily a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors, which was required in the third quarter of 2001. In the fourth quarter of 2002, we plan to continue to reduce our marketing and sales expenses as we plan to solely focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements. Sales and marketing expenses include stock-based compensation recovery of $33,152 in the third quarter of 2002 versus $7,636 for the same period in 2001.

Exchange loss (gain) in the third quarter of 2002 increased by 368% or $20,851, to $15,190 from $(5,661) the third quarter of 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars. During the quarter, the Canadian dollar generally strengthened against the U.S. dollar.

General and administrative expenses in the third quarter of 2002 decreased by 36%, or $141,732, to $246,971 from $388,703 in the third quarter of 2001. The reduction was a result of better control of overhead expenses, reduced stock compensation expense and less public company filings and associated expenses than in the same period as last year. We expect general and administrative expenses to decrease further in the fourth quarter of 2002 as a result of further cost control measures that have been implemented. General and administrative expenses include stock-based compensation recovery of $32,068 in the third quarter of 2002 versus $45,606 for the same period in 2001.

Other Expenses (Income)

Interest income in the third quarter of 2002 decreased by 94% or $7,524, to $469 from $7,993 in the third quarter of 2001. This decrease results primarily from a lower balance on deposited funds on deposit in the quarter. Other income in the third quarter of 2002 decreased by 100% or $2,801, to $nil from $2,801 in the third quarter of 2001.

Nine months Ended September 30, 2002 and September 30, 2001

Sales

Net sales of radio frequency amplifiers in the nine months of 2002 decreased by 27% or $778,777, to $2,156,766 from $2,935,543 in the first nine months of 2001. In general, we anticipate that revenues will increase in the fourth quarter of 2002 as we make progress with our refocused sales cycle. The decrease in sales for the nine months of 2002 versus the same period in 2001 was due to the reduced sales in the second and third quarters of 2002 as a result of the longer sales cycle required from the newly initiated sales strategy which focuses on achieving sales from long-term customer supply agreements. Additional factors contributing to the lower sales for the first nine months of 2002 was the general worldwide softening and changing of the market conditions in the wireless sectors during the second and third quarters of 2002.

Operating Expenses

Cost of goods sold in the first nine months of 2002 decreased by 1% or $15,378, to $2,000,403 from $2,015,781 in the first nine months of 2001. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during the fourth quarter of 2002 as a result of further increased sales, better pricing and outsourced manufacturing efficiencies. The decrease in cost of goods sold for the nine months of 2002 versus the same period in 2001 was primarily due to increased wages and benefits, sub-contract labor and testing equipment required for the large amount of samples that were produced and shipped to potential long-term supply customers during the first six months of 2002 and a one time provision in the second quarter of 2002 for obsolete inventory that could no longer be used as newer component parts are now required for our new technology RF amplifiers. To offset the increase in costs, we have completed the refinancing and reduction of some of our test equipment, created more efficiency in our staffing requirements and started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. Cost of goods includes stock-based compensation recovery of $29,548 in the first nine months of 2002 versus $350 for the same period in 2001.

The gross margin of $156,363 or 7% of net sales for the first nine months of 2002 represented a decrease from a gross margin of 31% of net sales for the first nine months of 2001 due to the initiation during the second quarter of 2002 of our refocused sales strategy which transitioned our forces from one of short-term relationships resulting in immediate sales, but no commitment for additional purchases, to a focus on building long-term relationships with customers who would commit to purchase a specified percentage of their amplifier requirement from us over a term of three or more years. The associated long sales cycle to potential long-term supply customers results in costs of goods sold exceeding revenue generated by sales due to low initial volume of sales as the long-term customer begins to deploy their applications using our products and the higher production cost initially associated with designing a custom solution for each long-term customer's installation needs. If we are successful in establishing additional favorable relationships with long-term customers, we anticipate that these trends will reverse themselves over the course of the supply relationships as sales volumes increase and we are able to standardize production and realize economies of scale in production. As well, during the second quarter, we recorded a provision in the amount of $74,000 for obsolete inventory, as newer parts are required for our new technology RF amplifiers. We anticipate that we will increase our gross margin during the fourth quarter of 2002 with increased sales and reduced overhead as a result of increased volumes and lower per unit costs associated with more standardized production of our amplifiers and increased sales volumes.

Research and development expenses in the first nine months of 2002 increased by 115% or $603,929, to $1,130,459 from $526,530 in the first nine months of 2001. This increase was primarily due to increased research and development activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased projects for development of additional RF amplifier products during the first nine months of 2002 versus the first nine months of 2001. Research and development expenses include stock-based compensation (recovery) expense of $(117,075) in the first nine months of 2002 versus $37,543 for the same period in 2001.

Sales and marketing expenses in the first nine months of 2002 decreased by 6% or $16,825, to $279,897 from $296,722 in the first nine months of 2001. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors which was required in the first nine months of 2001 offset by increased expenses from samples supplied to potential new customers. Providing customers with trial samples is an industry norm that is required in order to secure new long-term customer supply contracts. In the fourth quarter of 2002, we anticipate reducing sales and marketing expenses as we plan to solely focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements. Sales and marketing expenses include stock-based compensation (recovery) expense of $(94,275) in the first nine months of 2002 versus $18,261 for the same period in 2001.

Exchange loss in the first nine of 2002 increased by 146% or $118,296, to $37,317 from an exchange gain of $80,979 in the first nine months of 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. The Company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

General and administrative expenses in the first nine months of 2002 decreased by 27% or $326,077, to $897,976 from $1,224,053 in the first nine months of 2001. The reduction was a result of better control of overhead expenses, reduced stock compensation expense and less public company filings and associated expenses compared to the same period last year. We expect general and administrative expenses to decrease further in the fourth quarter of 2002 as a result of further cost control measures that we have implemented. General and administrative expenses include stock-based compensation (recovery) expense of $(116,805) in the first nine months of 2002 versus an expense of $119,577 for the same period in 2001.

Other Income (Expenses)

Interest income in the first nine months of 2002 decreased by 93% or $39,491, to $3,141 from $42,632 in the first half of 2001. This decrease results primarily from a lower balance on deposited funds on deposit during the period.

Other income in the first nine months of 2002 increased by 520% or $62,848, to $74,927 from $12,079 in the first nine months of 2001. This increase results primarily from a $74,451 settlement of a government debt.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. Prior to December 31, 2000, sales of the our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at September 30, 2002 of $14,907,671. During the nine months ended September 30, 2002, we focused entirely on the wireless amplifier product segment and incurred a net loss, after stock-based compensation expense, of $2,077,382 (2001 - loss of $905,747).

During the first nine months of 2002, our cash position decreased significantly. The primary use of cash was for our continued operations which also included non-cash charges in depreciation expense, stock-based compensation recovery, write down of research and development and outdated inventory, write off of non recoverable samples inventory and a gain on settlement of debt. Other significant non-cash working capital changes included a decrease in accounts receivable and a significant increase in accounts payable and accrued liabilities. We currently have good on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding September 30, 2002 accounts payable balances.

Our investing activities during the first nine months of 2002 were attributable mainly to purchases of testing and tuning equipment and expenditures in related to securing intellectual property.

Financing activities during the first nine months included replacing the previous HSBC Bank of Canada operating line in February 2002 with a $78,813 (Cdn $125,000) operating line from Canadian Imperial Bank of Commerce, at an interest rate of prime, and secured by a $78,813 (Cdn $125,000) guaranteed investment certificate and a general security agreement over all our assets. In March 2002, we secured a $750,000 account receivable credit facility with Canadian Imperial Bank of Commerce at an interest rate of Canadian Imperial Bank of Commerce's prime rate plus 1% and an administrative fee of 1% of invoice value. As well, on May 14, 2002, we completed an equity financing through a private offering of 2,317,857 units at $0.28 per unit, thereby raising equity capital for gross proceeds of $649,000. Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.35 per share until May 14, 2003. On July 2, 2002 certain stockholders of our Company exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 899,999 warrants were exercised at $0.30 per share for total gross proceeds of $270,000. On August 20, 2002 certain stockholders of our Company further exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 500,000 warrants were exercised at $0.30 per share for total gross proceeds of $115,000. In the short term, we plan to raise additional equity capital for working capital and expansion through the exercise of existing warrants, an equity/debt offering or a combination both.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $357,000 through 2004, we have no material commitments, including capital commitments, outstanding at September 30, 2002.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of our equity securities. As of September 30, 2002, we had a working capital deficiency of $551,867. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We intend to satisfy our working capital requirements through a private placement financing by way of convertible debenture convertible at a fixed rate and repayable at any time without penalty. We propose to raise up to $1,417,500 (Cdn$2,250,000) through a convertible debenture. We are presently finalizing the convertible debenture financing and certain funds have already been placed in escrow. It is our intention to raise funds necessary to carry our company through to positive cash flow and profitability. On October 17, 2002, we were temporarily advanced $100,000 in relation to the convertible debenture financing by way of a demand promissory note bearing interest at 10% per annum.

We anticipate that we will require a greater amount of additional working capital for inventory, components and work in process or to expand our manufacturing capacity if we enter into contracts for large quantities of our amplifiers. We are incurring expenses in anticipation of future sales that may not materialize. If future sales fall significantly below our expectations or if we incur unanticipated costs or expenses, our financing needs could be increased. Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements or to significantly reduce or eliminate sales and marketing, research and development or administrative functions. The occurrence of any of these, or other adverse affects of inability to raise adequate capital may have a material adverse effect on our business, financial condition and results of operations.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition. However, we have recently experienced some significant price increases for certain components that are used in the wireless industry. If this trend continues, inflation may begin to play a more significant role in our results than previously observed.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out in evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, by Integrated Global Financial Corporation. The action was commenced on January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim vigorously. No trial date has been set. Examinations for discovery have neither been conducted nor scheduled. The matter remains at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have a material adverse effect on our business operations. It is our belief that these options are expired and we have not included such options in our outstanding options.

We have filed a lawsuit against Cobratech Industries Inc. in the Supreme Court of British Columbia, (Action No. S016015, Vancouver Registry) to recover certain funds owed to us by Cobratech. The action was commenced on October 24, 2001. We made a bridge loan of $200,000 to Cobratech in November 2000, secured by a security interest in all of the personal and real property of Cobratech. The obligation was evidenced by a promissory note bearing interest at the rate of 1% per month. Cobratech owes us approximately $85,600, including principal and accrued but unpaid interest, under the terms of the promissory note. We have reached a tentative settlement arrangement with Cobratech whereby Cobratech would satisfy the obligation by converting the debt into common shares of its parent corporation, CTI Diversified Holdings Inc., at a conversion price determined by the average of the bid and ask price of CTI Diversified Holdings Inc. shares as quoted on the OTC Bulletin Board on the day immediately before conversion. There can be no assurances that the settlement will be finalized, or that we will realize any cash value from any shares of CTI Diversified Holdings Inc. we receive pursuant to the settlement.

Item 2. Changes in Securities

On July 2, 2002 certain stockholders of our Company exercised share purchase warrants issued pursuant to a private placement in December, 2001. We issued a total of 899,999 shares of our common stock upon the exercise of 899,999 warrants at $0.30 per share for total gross proceeds of $270,000. The transaction was private in nature and we issued the shares in an offshore transaction relying upon Regulation S promulgated under the Securities Act of 1933.

On August 20, 2002 certain stockholders of our Company exercised share purchase warrants issued pursuant to a private placement in December, 2001. We issued a total of 500,000 shares of our common stock upon the exercise of 500,000 warrants at $0.30 per share for total gross proceeds of $115,000. The transaction was private in nature and we issued the shares in reliance upon Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On August 23, 2002, we issued to a registered broker-dealer 100,000 share purchase warrants at an exercise price of $0.19 per share as a commission pursuant to a financing. The transaction was private in nature and we issued the share purchase warrants in reliance upon Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On September 3, 2002, the exercise price of 6,702,338 un-exercised warrants was reduced to Cdn$0.35 for a 30 day period once unanimous approval is obtained from all the warrant holders, otherwise the original warrant terms would prevail. We received unanimous warrant holder approval on October 4, 2002. See Note 11 of the accompanying financial statements.

On September 12, 2002, we issued 500,000 share purchase warrants at an exercise price of $0.17 as compensation under a consulting agreement between our company and Mueller & Company, Inc. The transaction was private in nature and we issued the share purchase warrants in reliance upon Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

99.1	Risk Factors and Uncertainties
99.2	Officer's Certification - Form of Section 906 Certification

(b) Reports on form 8-K

We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

(Registrant)

/s/ ILAN KENIG

_________________________________
Ilan Kenig, Chief Executive Officer and
Principal Accounting Officer
(Duly Authorized Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ilan Kenig, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Unity Wireless Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

______________________________________________

Ilan Kenig
Chief Executive Officer and Principal Accounting Officer

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

99.1	Risk Factors and Uncertainties
99.2	Officer's Certification - Form of Section 906 Certification

EXHIBIT 99.1

RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

If we do not successfully address the risks and uncertainties described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment.

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

We have a history of losses and may never achieve profitability

Since inception, we have been dependent on equity capital as our primary source of funding. Prior to December 31, 2000, sales of our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit as at September 30, 2002 of $14,907,671 (December 31, 2001 $12,830,289). During 2001 and the nine months of 2002, we focused entirely on the wireless product segment, primarily our amplifier products, and incurred a loss in 2001, after stock-based compensation expense, of $2,098,014 (2000 - loss of $5,318,633) and a loss for the nine month period ended September 30, 2002, after stock-based compensation recovery of $2,077,382 (2001 - loss of $905,747). We also used cash from operations of $1,847,392 in 2001 (2000 - $3,097,829 in cash used) and $1,725,441 during the nine month period ended September 30, 2002 (2001 - $1,341,479 in cash used). Operations to date have been primarily financed by the sale of equity securities. We anticipate that we will continue to incur losses during our current year ending December 31, 2002 due to increased research and development costs and additional sales and marketing costs related to pursuing our revised business strategy of securing long-term customer supply agreements. Our ability to earn a profit will depend on the commercial acceptance and profitability of our products. We may never achieve profitability.

We anticipate that we will require additional capital

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of equity securities. As of September 30, 2002, we had working capital deficiency of $551,867. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. During October 2002, we received a $100,000 advance secured by a promissory note. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. If we do not secure this additional working capital, then we may have to scale back or even cease our business operations.

We anticipate that we will require a greater amount of additional working capital for inventory, components and work in process and to expand our manufacturing capacity if we enter into contracts for large quantities of our amplifiers. We are incurring expenses in anticipation of future sales that may not materialize. If future sales fall significantly below our expectations or if we incur unanticipated costs or expenses our financing needs could be increased. Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements or to significantly reduce or eliminate sales and marketing, research and development or administrative functions. The occurrence of any of these, or other adverse affects of inability to raise adequate capital may have a material adverse effect on our business, financial condition and results of operations.

Our auditors have expressed doubt about our ability to continue as a "going concern"

Our financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy our liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term debt or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate projected expenditures relative to available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditors' report on our December 31, 2001, consolidated financial statements includes an explanatory paragraph that states that as we have suffered recurring losses from operations and a working capital deficiency, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

We may issue additional shares in the future which would result in dilution to our existing stockholders

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our Board of Directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation, subject to the regulatory requirements of the TSX Venture Exchange. Our Board of Directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation. Our Board of Directors has the authority to issue shares of preferred stock with such liquidation preferences, voting rights, dividend rights, conversion rights and other terms as the Board may determine, without approval of our shareholders. The rights and preferences of holders of any preferred stock we issue could make acquisition of the Company by a third party more difficult or costly and could operate to discourage or frustrate acquisition proposals.

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

Exercise of warrants and stock options may cause dilution to our stockholders

Our Board of Directors recently amended and restated the 1999 Stock Option Plan and, subject to shareholder approval at the next Annual General Meeting, created a new stock option plan ("2002 Plan"). The 2002 Plan, when ratified, will authorize the maximum issuance of shares of the Company's Common Stock upon exercise of options granted under the 2002 Plan to be set at 6,903,378. Any increase in the maximum number in the future would have to be approved by the shareholders at subsequent shareholder meetings. We had options for 5,133,667 shares of common stock issued and outstanding as of October 15, 2002, (out of 6,903,378 under the 2002 Plan as of that date) at the following exercise prices:

Number of Shares(1)	Exercise Price ($)
1,040,000	0.14
2,761,667	0.17
5,000	0.21
3,750	0.22
155,000	0.23
25,000	0.24
30,000	0.25
280,000	0.29
75,000	0.30
150,000	0.31
10,000	0.33
57,500	0.35
397,000	0.38
143,750	1.00

(1) These numbers do not include options for 500,000 shares at an exercise price of $1.00 originally granted to Integrated Global Financial Corporation. Integrated Global has sued us for a declaration that the grant of 500,000 options is of unlimited duration. We believe the options have expired.

As of October 15, 2002, we had warrants outstanding to acquire 7,302,338 shares of our common stock as follows:

Number of Shares(1)	Exercise Price ($)
2,454,786(1)	0.35
3,747,552(1)	0.30
200,000	0.38
100,000	0.19
500,000	0.17

(1) On September 3, 2002, the exercise price of the above un-exercised warrants were re-priced to Cdn$0.35 for 30 days after unanimous warrant holder approval, otherwise the original warrant terms would prevail. Unanimous warrant holder approval was obtained on October 4, 2002.

The existence of options or warrants could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of our equity securities or debt financing.

It is unlikely that options or warrants will be exercised unless the market price of our common stock exceeds the exercise price of the warrants or options. Accordingly, we cannot assure you that any of these warrants or options will be exercised. Exercise of any options or warrants will result in dilution of the proportional interests of our stockholders at the time of exercise, and, to the extent that the exercise price is less than the book value of the common stock at that time, dilution of the book value per share of the common stock.

Risks and Uncertainties Related to Our Business and Operations

Lack of Prior Operations and Experience

We have a limited history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our business involves the development, manufacture and marketing of products, novel and otherwise, in the wireless communications industry. Future development and operating results will depend on many factors, including the completion of developed products, levels of demand for our products, levels of product and price competition, success in setting up and expanding distribution channels, and whether we can develop and market new products and control costs. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the technology industry, which is characterized by intense competition, rapid technological change, and significant regulation. There can be no assurance that our actual financial results will be consistent with our financial forecasts or that any positive trends will continue.

We depend on experienced management and key technical employees

We are a growing company dependent upon the services of our senior management team. The loss of the services of any one of these persons, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on our business. We have no plans at present to obtain key person life insurance for any of our officers and directors.

We are also dependent on highly qualified technical and engineering personnel. Although we have had success in recruiting these employees in today's competitive marketplace, there can be no assurance that this will continue which may put us at risk of being able to sustain and grow our business.

We face substantial competition

The wireless communications industry is characterized by rapidly evolving technology and intense competition. We may be at a disadvantage to other companies having larger technical staffs, established market shares and greater financial and operational resources. Some competitors have achieved greater brand recognition and technologies than we currently enjoy. We may not be able to successfully compete. Our competitors may succeed in developing products or competing technologies that are more effective or more effectively marketed than products marketed by us, or that render our technology obsolete. Earlier and larger entrants into the market often obtain and maintain significant market share relative to later entrants. We believe that an increasing number of products in the market and the desire of other companies to obtain market share will result in increased price competition. Price reductions by us in response to competitive pressure or our desire to also successfully increase market penetration or market share could have a material, adverse effect on our business, financial condition, and results of operations.

We experience significant fluctuations in revenues and results on a quarterly basis.

Our revenues and operating results experience fluctuations from one quarter to the next due to amongst other things:

- customers changing delivery schedules or canceling orders,
- long sales cycle,
- availability of component parts,
- competitive pressures on sales prices and discounts,
- delays in product development and redesign of customer specifications,
- mix of products with varying gross margins,
- management of our variable, and
- fixed expenses and warranty expenses.

Our customers also provide us with varying order sizes, short lead times, tight delivery time requests and even change their orders on short notice.

We have experienced these fluctuations in the past and may continue to do so in the future. As a result, our historical results are not a reliable indicator of our future results. The share price of our common shares has, and may continue to, fluctuate significantly.

We depend on protection of our proprietary technology

Our success will depend in part on our ability to preserve and protect trade secrets and any proprietary technology, and to operate without infringing upon the patents or proprietary rights of third parties in both the United States and other countries. We may inadvertently fail to do so and consequently could face infringement claims that could be costly and thus adversely affect our business.

We do not own any patents in connection with our products or technologies and depend entirely on trade secrets, confidentiality agreements and continual improvement to our products to protect our proprietary technology. We have applied for patent protection for certain technologies we have developed and we have filed applications for trade mark protection in the U.S. and Canada. However, there can be no assurance that our efforts to protect our proprietary technology will be effective and failure to protect such technology could have a material adverse effect on our results of operation and financial condition.

Disputes related to our intellectual property may adversely impact our business

While we are not aware of any disputes with respect to any of our intellectual property and we are not currently involved in any litigation respecting our intellectual property, there can be no assurances that we will avoid such disputes in the future. The use of trade marks, service marks, trade names, slogans, phrases and other expressions in the course of our business and our subsidiary may be the subject of dispute and possible litigation. We may have to defend ourselves from infringement claims by others. Such litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small enterprise. This could also affect our competitive position. There is no assurance that we will have sufficient resources to successfully protect our interests in any litigation that may be brought. There can be no assurance that we, or our subsidiary, will be able to continue to use our current trade names and marks. Any changes could result in confusion to potential customers and loss of valuable name recognition and negatively affect our business and our financial condition.

We have limited manufacturing capacity

We currently assemble, tune and test our products in our manufacturing facility located in Burnaby, British Columbia. Current models of our products are required to be individually assembled, tuned and tested to meet the specifications of the end-user. This process is time consuming and labor intensive and our ability to increase manufacturing output is limited by the size of our facilities and our ability to hire, train and retain qualified personnel. On August 1, 2002, we announced that we have selected Burnaby, British Columbia based contract electronics manufacturer Creation Technologies Inc. for volume production of our power amplifiers. We have started outsourcing our larger orders during the third quarter of 2002. This will allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. The loss of such an outsourcing relationship could have a material adverse effect on our business, financial condition and results of operations and there can be no assurances that we will be able to find another manufacturer on a timely basis necessary to fill orders or at all.

In the future, we may be required to out source additional manufacturing or expand our facility, hire additional personnel and automate the assembly, tuning and/or testing process to increase our manufacturing capacity in order to meet future demand for our products. Such expansion will require additional capital investments and allocation of resources, which may affect our results of operations. We cannot assure that adequate resources will be available or that we will be able to increase our manufacturing capacity in a timely manner, if at all. Our inability to meet the demand for our products would have an adverse effect on our business and our results of operations.

We depend on suppliers and other third parties

We are a small enterprise and have yet to establish substantial internal management, personnel and other resources. We depend substantially upon third parties for several critical elements of our business including, among other things, promotion and marketing, technology and infrastructure development and distribution activities. We also depend substantially upon third party sales agents. A substantial portion of our high power radio frequency amplifier revenues to date have been derived through a single South Korean sales agent. Historically, we have generated over 90% of our revenues from the Korean market. During the nine months ended September 30, 2002, the Korean market contributed only about 55% of our revenues, while sales to customers in United States and China increased. As well, during this period, we started doing business with new customers in those countries, in addition to Israel and Sweden. We anticipate that this trend will continue. The loss of any of these resources could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend upon future strategic partnerships

The successful execution of our business strategy is partially dependent upon enlisting a number of strategic partners regionally, nationally and globally to assist in a focused marketing effort and to provide financial strength. There is no assurance that we will continue to be successful in developing such strategic partnerships on a timely basis or in developing enough strategic partnerships to successfully market our technologies and products globally or in a volume sufficient to sustain our operations.

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

There are risks and uncertainties related to our development of new products

We have only recently released additional commercial versions of some of our technologies and products. Additional efforts and expenditures to enhance their capabilities are critical to commercial viability. We invest heavily in the research and development of new products and we cannot assure you that the new products we develop will be commercially viable or that a sufficient demand will develop for such products. If markets do not accept our products in sufficient numbers to offset costs of developing and marketing such products, our results of operation and financial condition will be materially and adversely affected.

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

Potential product liability related to our Sonem products

In the past, we sold emergency traffic preemption devices of our Sonem division (which we sold in October 2000) which are installed at traffic intersections. Also, we have sold some of our UniLinx(TM) devices (we sold the UniLinx in June 2001) for use with traffic control equipment located at intersections. If any of these products fail to perform properly, significant personal injury, property damage or death could arise from traffic accidents resulting from such failure. Although we maintain product liability insurance, there is no assurance that the amount of coverage will be sufficient in the event of a claim, that the actual claim would be covered by our insurance, or that coverage will continue to be available to us on reasonable terms and conditions or at all.

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

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. ss1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ilan Kenig, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig
Ilan Kenig
Chief Executive Officer and Principal Accounting Officer
November 14, 2002