Form 10KSB
UNITY WIRELESS CORP
filed 2003-04-03
CIK 1100451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  0-30620

Unity Wireless Corporation (name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1940650 (I.R.S. Employer Identification No.)
7438 Fraser Park Drive Burnaby, British Columbia, Canada (Address of principal executive offices)	V5J 5B9 (Zip Code)

Issuer's telephone number (800) 337-6642

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $2,991,971

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

30,967,034 common shares at $0.11(1) = $3,406,374

(1) Average of bid and ask closing prices on March 3, 2003

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

35,570,109 common shares issued and outstanding as of March 3, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Unity" mean Unity Wireless Corporation, unless otherwise indicated.

Business Development During Last Three Years and Corporate History

Our company was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation. We are the successor to M&M International Realty, Inc., a Florida corporation, which effected a merger on December 1, 1998, with Unity Wireless Corporation as the surviving corporation. Before the merger, the Florida corporation had no material commercial activity. On December 11, 1998, we acquired all of the issued and outstanding stock of Unity Wireless Systems Corporation, a British Columbia corporation, in exchange for 11,089,368 shares of our common shares. As a result, the former stockholders of Unity Wireless Systems Corporation owned a majority of our outstanding stock. Therefore, for accounting purposes, Unity Wireless Systems Corporation was deemed to have acquired Unity Wireless Corporation. Unity Wireless Systems Corporation survived as a wholly-owned subsidiary.

Prior to the introduction of our radio frequency communications products, we had designed, manufactured, and sold an acoustic-based traffic signal preemption system under the trade name "Sonem." The system detected approaching sirens and issued commands to the traffic signal controller to adjust the traffic lights to give priority passage to the emergency vehicle(s). The Sonem product accounted for all revenues earned in the fiscal years ended December 31, 1998 and 1999, and the quarter ending March 31, 2000. In view of our strategic repositioning toward radio frequency wireless products during 2000, we sold our Sonem business to Traffic Systems, L.L.C. on October 6, 2000. Accordingly, revenue from acoustic products ended in the third quarter of 2000.

Also, in late 1999, we carried on an integration service business which consisted primarily of a contract with the Transportation Management Systems division of Orbital Sciences. Under this contract, we, through one of our wholly-owned subsidiaries, provided systems integration support, warranty and maintenance services for the Automatic Vehicle Management System to be delivered by Orbital and Sanyo Trading company to Singapore Bus Services Ltd. Revenue from this contract started in the quarter ended June 30, 2000, and continued for the rest of the year. As we continued to refocus upon radio frequency wireless products, we assigned this contract to Lyma

Sales & Management Corp. on December 30, 2000, and therefore we had no further interest in any revenue resulting from the contract.

In 1999 and 2000, we designed a specialized radio frequency communication product with the trademark "UniLinx", which we introduced commercially in the later part of 2000. This wireless internet protocol gateway was deployed in the traffic control market and the remote point of sale market during 2000. Sales from UniLinx commenced in the quarter ended June 30, 2000, and continued for the rest of the year and into the first quarter of 2001. In order to focus solely on the radio frequency wireless products, we sold the UniLinx business and assets on June 12, 2001 to Horton Automation Inc. for CDN$150,000, which is payable on a percentage of unit sales by Horton. Consequently, revenue from the UniLinx business ended in second quarter on 2001.

On November 16, 2000, we acquired Ultratech Linear Solutions Inc., a designer, developer and manufacturer of linear power amplifiers for the wireless network infrastructure industry. Ultratech's operations have been consolidated from the date of acquisition. The revenues from sales of Ultratech amplifiers from its inception on April 22, 1999 to December 31, 2000 were approximately $3,200,000. We received revenue from the sale of radio frequency power amplifiers starting in the quarter ended December 31, 2000.

With the completion of the purchase of Ultratech Linear Solutions, the discontinuance of the contract with Orbital, the ending of active participation in the Sonem product and the sale of the UniLinx business, we have restructured our operations and staff complement to adjust for the needs of higher manufacturing volumes and development activities for radio frequency power amplifier products.

During 2001, we focused on developing our marketing, sales and global distribution network by increasing the number of distributors from one to over twenty by year-end. As well, we introduced over twenty-five new products into the marketplace. Our development activities were concentrated on increasing our engineering resources to develop our new products and the new feed forward radio frequency power amplifier technology. Feed forward is a technique to minimize the distortion effects introduced by amplification of radio frequency signals.

During the year ended December 31, 2002, our business strategy evolved and focused on securing long-term supply agreements with strategic key customers, thereby providing for a stabilized revenue base and consistent growth of our business and sales of our high power radio frequency amplifiers.

Acquisition and Dispositions

Sale of Sonem Business

We sold our Sonem business on October 6, 2000, to Traffic Systems LLC , an Arizona limited liability corporation owned 37% by our subsidiary and 63% by one of the Sonem contractors of our subsidiary, under the terms of an Asset Purchase Agreement among our subsidiary, Traffic Systems LLC and others. Under the Asset Purchase Agreement, our subsidiary licensed substantially all of its Sonem patent rights to Traffic Systems LLC (on an exclusive world-wide basis) and Traffic Systems LLC covenanted to commercialize and sell the Sonem technology. In addition to its equity interest in Traffic Systems LLC, our subsidiary was entitled to receive $2,000,000 from the gross profits of Traffic Systems LLC. We also agreed to assist Traffic Systems LLC in the transition of the Sonem business, by providing limited technical, consulting and financial support.

Although Traffic Systems LLC agreed under the Asset Purchase Agreement to assume the warranty obligations of our subsidiary for Sonem products already installed, our subsidiary was required to advance the costs of such obligations, with repayment to come from the gross profits of Traffic Systems LLC. We believed that the costs of such obligations in the future may have been substantial, and we therefore have agreed, pursuant to an agreement dated April 30, 2001, that these obligations will be assumed by Traffic Systems LLC in consideration of a transfer of our equity interest in Traffic Systems LLC and our residual interest in the Sonem patents..

For financial reporting purposes, the ultimate disposition of our interests in the Sonem business resulted in it being considered to be a discontinued operation. Accordingly, all discussions of our continuing operations in this annual report exclude the Sonem business.

Acquisition of Ultratech

We acquired Ultratech Linear Solutions, Inc., of Burnaby, British Columbia, Canada, in a share purchase transaction that was completed on November 16, 2000. Ultratech was a wireless communications technology designer, developer and marketer specializing in high power linear radio frequency amplifiers. In consideration of the Ultratech shares, we paid to the stockholders of Ultratech $48,000 (CDN$72,000) on account of stockholder loans, and issued 700,000 shares of our common stock. We had loaned $200,000 (CDN$300,000) to Ultratech before closing.

Disposition of Integration Services Business

To complement internally developed transportation-related products such as Sonem and UniLinx, we formed wholly-owned UW Integration (and its wholly-owned subsidiary Unity Wireless Integration (S) Pte Ltd.) in early 2000 to further pursue alliances, licensing agreements and marketing partnerships in the transportation systems and communications markets, which consented primarily off a contract with Orbital Sciences. In order to better focus on our new high power linear amplifier business, we sold UW Integration to Lyma Sales & Management Corp., a British Columbia, Canada, company wholly-owned by Siavash Vojdani, a former officer and director of ours, on December 30, 2000.

Our Current Business

During the years ended December 31, 2001 and 2002, the telecommunication markets have softened and currently many wireless providers and equipment manufacturers have significantly reduced staff and expectations. Planned deployment of new third generation networks has been delayed by telecommunication companies in almost all markets.

Third generation networks hold the promise of higher capacity of wireless phone calls and faster data rates commonly referred to as "higher bandwidth". Third generation networks use wireless network resources much more efficiently, allowing multiple connections for voice and/or data to share the same frequency channel simultaneously.

Many countries have already sold or allocated the required frequency spectrum for third generation network deployment, and telecommunication operators are caught in a difficult position having on the one hand enormous pressure to deploy equipment and make use of their expensive asset (the frequency spectrum) and on the other hand enormous expense with an uncertain payback to build the network. Several countries have reduced the cost of the frequency spectrum or offered other incentives for the telecommunication operators to build the third generation networks.

This situation has caused some new technologies to be developed in an effort to reduce the cost of deploying third generation networks. These technologies include methods of reducing the amount of infrastructure investment (in particular the number of base stations and antennas) required to complete the coverage area for the wireless network. We have started working with companies in four such areas:

- Smart Antennas

- This technology is used to increase the capacity and/or coverage of a cell site by directing the energy broadcast from the antenna towards a particular cell phone, rather than sending it equally in all directions. This can increase the effective signal strength by "focusing" the signal and can permit re-use of the same frequency channel within a cell by directing it in different directions.

- Tower Top Amplifiers

- This technology is used to increase the efficiency of broadcast signals by locating the final amplifier close to the antenna as compared to traditional systems which locate the amplifiers at the base of the antenna (usually indoors). By putting the amplifiers closer to the broadcast point (the antenna), less energy is lost in cables, the cables used can be much smaller and less expensive, and as a result lower powered amplifiers can be used to deliver more effective power to the antenna.

- Super Coverage Antennas

- By combining smart antennas and very high power tower top amplifiers with larger and more efficient antennas on very high towers, the overall coverage area or footprint of a cell site can be increased, which is of particular interest for networks operating at higher frequencies, such as third generation networks, because higher frequency signals do not travel as far as lower frequency signals. As a result, super coverage antennas may permit new generation cellular networks to be deployed using the same base station sites as earlier networks. Otherwise, many more base stations will be required for third generation networks because of the smaller cell size.

- Distributed / Extended Base Stations (remote heads)

- Another approach to overcoming the distance limitations of third generation networks is to deploy a larger number of smaller broadcast points which can be accomplished by separating the base station from the antenna. One way to do this is by linking the base station to the broadcast points by fiber optic links. In this case the computer portions of a number of base stations can be co-located in a "base station hotel" with convenient network connections and air-conditioned environment, and then the broadcast points are called remote heads and consist of a smaller unit, sometimes mounted at the tower top, to convert the signal from the fiber optic link, amplify it and send to the antenna.

Although it remains to be seen which, if any, of these new technologies will be successful, they all appear to have the possibility of reducing capital costs of which telecommunication operators must incur to satisfy their third generation network coverage obligations. All these technologies utilize the kind of repeater-style amplifiers that our company produces. However, if conditions in the wireless telecommunications industry do not improve in the near term, the development and implementation of third generation networks may be slowed or delayed indefinitely.

Technology Background

A typical cellular network includes a number of base stations (also called base transceiver stations) and signal repeaters to transmit and receive calls from mobile handsets or cell phones. The base stations are organized into "cells" which can be up to several miles in diameter in rural areas, but are much smaller in urban areas. Each base station manages all the calls in its cell, connects the mobile handsets to the wired telephone collects billing data, and transfers the calls to the next cell as the handsets move to the edge of the cell. Base stations generally contain eight or more very high power (60-100 watts average output power) amplifiers for the broadcast of signals "down" from the antenna to the mobile handsets. The process is sometimes referred to as a "downlink". A different type of amplifier, called a low noise amplifier, is located close to the antenna for receiving the weak signals sent from the mobile handsets back to the base station, sometimes referred to as an "uplink". We do not currently make low noise amplifiers. Base station amplifiers usually fit into an equipment rack in an air-conditioned room, and often have built-in cooling fans. Most manufacturers of base transceiver station equipment have their own proprietary mechanical and electrical interface requirements for the amplifiers.

Cells in urban areas are typically "capacity constrained" (i.e. limited by the number of simultaneous calls the base transceiver station can support), where rural and suburban cells are typically "coverage constrained" (i.e., limited by the geographic area they can cover with a signal strong enough to communicate clearly). In many cases, signal repeaters can be used to extend coverage. Signal repeaters are breadbox-sized units usually designed for outdoor, pole mounting, which receive a weak signal "off air" (i.e. having been broadcast by a distant base station), filter distortion (ie. remove background noise) and noise from the signal, then amplify and rebroadcast the clean signal in a stronger form. Signal repeaters can be used to provide coverage along a remote highway or to a town hidden in a valley from the nearest base station. Signal repeaters can be designed for use in tunnels and buildings, or public spaces such as shopping malls or airports. Some versions of signal repeaters can receive their input signal by coaxial or fiber optic cable instead of from the air, further extending their range from the base transceiver station. Signal repeaters generally contain a radio frequency power amplifier of 10-30 watts average output power and are about the size and shape of a small hardcover book. Signal repeaters located in buildings can be as small as one or two watts average output power. Radio frequency amplifiers for repeaters generally are designed to mount inside an outdoor equipment box that will be mounted on a pole or tower.

A big challenge in broadcasting voice or data is to ensure that the broadcast signals are as perfect as possible, maintaining the integrity of the communications and not interfering with other radio equipment or other channels running on the same equipment. This requires radio frequency power amplifiers to amplify signals with the least distortion and maximum fidelity possible. Unfortunately, the power transistors around which power amplifiers must be built do not on their own exhibit all these characteristics, so amplifier designs must include complex circuitry to compensate for the inherent non-linearity of the transistors. Linearity is a measure of an amplifier's ability to faithfully reproduce the weak input signal as a stronger output signal (within the prescribed band of radio frequency) without introducing any distortion in the amplification process.

Several methods exist to compensate for the non-linearity of the amplifiers, with various technical and cost trade-offs. In all cases, the "efficiency" of the amplifier is an important factor, where efficiency is the ratio of direct current (DC) power consumed compared to the radio frequency power emitted (the balance of the power usage, often more than 90% of the total power being consumed, being dissipated as heat which must be removed by air-conditioning or heat fins).

The amplifiers must also contain temperature compensation circuitry to ensure they maintain effective operation across a very wide temperature range, often from -20C to +70C or more, and control and monitoring circuitry so they can be integrated into the original equipment manufacturer's equipment as part of a larger system.

Principal Products

We make high power radio frequency amplifiers. We have developed over 30 models of our products which are used in cellular, personal communication services (PCS), paging, wireless local loop and third generation networks. Each one of our high power amplifiers is custom made to satisfy each customer's particular requirements. Most of our products are high power amplifiers, defined as single channel power amplifiers used for sending signals from a network to a terminal such as a cell phone. Most of our amplifiers are used in signal repeaters that are used to extend coverage in cellular telephone networks. Some of our products are also used in base station equipment and some are multi-channel power amplifiers. One product has been tested for digital television broadcasting in Korea, and one product is for base stations used in wireless local loop networks. Wireless local loop networks are sometimes referred to as "the last mile" solution because unlike cellular phone systems which are mobile wireless networks, wireless local loop networks are designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices via wireless communication devices without the need for special wiring.

A radio frequency power amplifier for a repeater is typically a rectangular box about the size of a hardcover book. The box is made from a block of aluminum with an aluminum cover securely attached. The amplifier will have connectors for receiving and emitting radio frequencies, direct current (DC) power in (usually either 12 volts, 27 volts or 48 volts), and a control/monitoring interface for adjusting the operation of the amplifier. The circuit boards and components inside the amplifier are designed for the maximum heat dissipation through the base plate of the box, which when installed by the customer in a repeater will be bonded to a finned heat sink to best transfer the heat energy from the amplifier to the outside air. A radio frequency power amplifier for a base station usually mounts as a slide-in module in an industry standard electronics equipment rack. These amplifiers may be designed as repeater amplifiers and then mounted on a slide-in heat sink, sometimes with other circuitry provided by the base station manufacturer or they may be designed as base transceiver station-specific modules.

Our family of amplifiers covers a range of average output power levels (from 2 watts to 80 watts) and a number of different operating frequency bands as follows:

- 450 MHz	Russian third generation cellular phones
- 470 - 860 MHz	digital television
- 800/900 MHz	first generation cell phones known as Cellular Band
- 1800/1900 MHz	second generation cell phones known as PCS Band
- 2100 MHz	third generation network cell phones and mobile devices
- 3.5 GHz	wireless local loop fixed wireless

analog amplifier designs can be transformed into multi-carrier capable, digitally-controlled wideband power amplifiers able to handle the higher data rates and increased call capacity of certain wireless services. Our method utilizes the PMS-Sierra developed PALADIN chip. This chip was originally developed for the base station platform, and our efforts are focusing on the installation of the chip into our line of power amplifiers. A power amplifier containing both technologies has already been successfully tested at the PMC-Sierra facility.

Instead of part numbers, all models of our products are given individual, usually wild animal names, such as Orca, Cougar, Grizzly, Dragon, Baby Dragon, etc. Our customers prefer this naming system as each product can be easily identified by our customers. Product names may also reflect specific markets and their requirements. For example, Dragon and Baby Dragon are marketed mostly in China and their specifications generally reflect China's local market needs. One of the company's customers from Sweden insisted that we name the product which we are jointly developing for the Scandinavian market, as White Bear.

Most of our sales to date have been of amplifiers for repeater applications in the cellular and personal communication services (PCS) frequency bands. Recent contracts for supply of third generation network and wireless local loop products have been signed, and test or development is underway for the 450MHz and digital television products, as well as for three base station amplifiers.

We have signed an agreement with PMC-Sierra to work together on a reference design for a high power RF power amplifier, specifically suitable for use with PMC's PALADIN chip technology. We are also testing the INTERSIL Corporation chip, which is similar to the PMC-Sierra chip. The objective is to find out, when merged with our power amplifier technology, how effective the new technology combination will be in lowering unwanted distortion.

Market Overview

The market for cellular phone networks, personal communication services (PCS) or second generation cellular phone networks, third generation networks and wireless local loop networks has grown significantly during the past decade, due to decreasing prices for wireless mobile handsets (ie. cell phones), increasing competition among network operators resulting in lower costs to consumers and a greater availability of high quality services. In addition, several developing countries are expected to install wireless telephone networks as an alternative to installing, expanding or upgrading traditional hard wired or wire-line networks. Emerging bi-directional wireless data applications such as Internet browsing and location-based services (where the service provider can send a user different information depending on the user's location when making the request) also have the potential to further expand the market for wireless networks by allowing network operators to increase revenue-generating traffic on their networks.

We believe that the potential for future growth of the global wireless market is dependent on the following economic and other factors, among others:

- consumers and businesses worldwide are driving up penetration and usage rates and therefore increasing the demands for voice, Internet and data wireless networks;

- affordable telecommunication infrastructure is becoming necessary in developing countries and the construction of wireless local loop networks is one of the quickest and most cost-effective solutions;

- traditional telecommunications service providers are incorporating and bundling wireless technologies into their suite of offerings; and

- the move to one or two global standards for third generation network wireless networks will cause most current infrastructure to be upgraded or replaced.

Despite the persistent downturn in the wireless telecommunications industry, we expect that factors such as these will eventually increase global demand for wireless technologies and accordingly, we anticipate a significant and corresponding increase in global wireless network infrastructures to support this subscriber and traffic growth.

The growth of infrastructure equipment is also influenced by the industry's focus on price reductions. While the traffic volume is increasing as noted above, the average revenue per wireless user has remained constant or has declined. Competition between wireless network operators for subscribers is significant and influenced by subscriber plans that include flat rates, free long distance, no roaming charges (i.e., additional charges assessed for making calls outside your local calling area) and free voice/data minutes. This pricing pressure extends to the equipment manufacturers, including suppliers of amplifiers and components, in the form of steadily increasing pressure for higher performance and lower cost equipment to reduce infrastructure capital costs and operating expenses.

Several trends have affected the supply and demand for power amplifiers in the global market. As recently as a decade ago, the global market was small and dominated by a few suppliers. With the rapid growth of wireless technology in the late 1990s, the number of competitors has increased and smaller companies that supplied amplifiers to niche markets grew quickly and gained market share.

Another trend in the wireless market is the convergence of high-speed Internet access with mobile and fixed wireless systems. Cellular phone networks and personal communication services (PCS) networks are currently adopting limited Internet capability, and many traditional wireless communications providers are attempting to provide high Internet access speeds that should create additional opportunities for new systems to gain market acceptance. Clearly, as these trends cyclically slow or accelerate, the wireless market in general will be similarly affected and that will have a corresponding effect on our potential sales of amplifiers into that market.

These specialized markets are expected to become even more important as the third generation networks begin to build out over the next few years. The demand for third generation networks will be driven from two sources:

- consumer demands for higher speed communications and wireless Internet services; and

- the needs of network operators for higher call capacity and more billable "subscriber minutes".

The nature of third generation network radio frequency signals is that the higher frequency signals do not travel as far which means that the size of the coverage area of each third generation network cell site is much smaller than that of earlier generations of wireless technology. The solution for network operators who wish to (or need to) move to third generation network is to

- build as many as five times as many base stations; or

- to deploy one or more "infill" technologies such as signal repeaters, smart antennas, distributed base stations and micro-cells.

Both solutions imply that third generation networks will need a lot more radio frequency power amplifiers than earlier generation networks.

Wireless carriers are also actively working to increase system capacity by implementing additional radio carriers to existing base stations, and by adding new radio interface standards (digital signal formats) such as Global System for Mobile Communications (GSM), General Packet Radio Service (GPRS) and Wideband Code Division Multiple Access (WCDMA). In adding new radio traffic, the network operator must increase the radio frequency power available in the transmission equipment in order to cover the same geographical area. Therefore, the need to increase system capacity has led many wireless base station manufacturers and network operators to procure high power amplifiers designed to handle these advanced digital communications signal formats.

If the usage of wireless applications increases, the demand for more system capacity and greater system coverage also increases, thus creating an increased demand for power amplifiers.

Market Sectors

The market for radio frequency power amplifiers can be divided into two large sections, called in the industry the "captive" market and the "merchant" market. The captive market refers to those amplifier manufacturers who are owned by or have special allegiance to a specific original equipment manufacturer. For example, Ericsson recently (late 2000) purchased MPD Inc. to increase their in-house capacity for amplifiers. The merchant market refers to those independent manufacturers of amplifiers who sell to independent original equipment manufacturers. We operate in the merchant market.

Management expects that there will be strong growth in the demand for amplifiers coming from significant cutbacks by the large original equipment manufacturers (Ericsson, Nortel, Lucent, Motorola and Siemens) in their staff and internal abilities to keep current with amplifier technology, and the anticipated return to growth of the wireless infrastructure markets (in particular third generation network, which requires more power amplifiers to broadcast over the same coverage area).

We believe the growth rate in small to medium sized amplifiers as used in repeaters and smart antennas may be even higher than in the general markets as third generation network networks are deployed. As well as their traditional "infill" and coverage extension roles, third generation network repeaters can be used by network operators to reduce deployment costs. "Smart antennas", a new technology that increases the performance and coverage of cells using antennas to focus signals, also favor the use of smaller repeater-style amplifiers like those made by our company. The larger companies (like Ericsson, Nortel, Lucent, Motorola and Siemens) so far appear to be continuing their concentration on traditional network technologies where these companies have had a traditional advantage. We believe the new technologies will make an increasing impact on the way networks are built over the coming years and are positioning to take advantage of this anticipated trend.

International Markets

We have only recently begun to open new markets beyond our initial sales in Korea. For the year ended December 31, 2002, the Korean market was our most significant market constituting 45% of our total sales. During the second quarter of 2002, the Korean market contributed less than 10% of our revenues, while sales to new customers in United States, China, Israel and Sweden increased. We anticipate that this trend will continue in fiscal 2003.

Initial sales results in China have shown mixed results as we were successful in signing three companies as sales agents and in securing sales or trials in several original equipment manufacturers of repeaters and base stations, but had one order cancelled after completion and have experienced difficulty collecting on other sales, even when shipped against letters of credit. In fiscal 2002, sales to China represented 25% of our total sales (2001 - 4%).

Substantially all of our assets and operations are located in British Columbia, Canada. Revenues from operations were approximately $2,992,000 in the year ended December 31, 2002 and $3,545,000 in the year ended December 31, 2001. A majority of our sales occurred in markets outside of Canada and the United States. A summary of sales by geographic region for the years ended December 31, 2002 and 2002 is as follows:

Place	2002 Sales	% of Total 2002 Sales	2001 Sales	% of Total 2001 Sales
Israel	$34,000	1.1%	$33,000	0.9%
Korea	$1,340,000	44.8%	$3,085,000	87.0%
Sweden	$88,000	2.9%	$Nil	0%
United States	$774,000	25.9%	$268,000	7.6%
China	$756,000	25.3%	$159,000	4.5%

Most of the sales in Korea occurred in the first quarter of 2002. The volume of sales from Korea has decreased significantly because of the overall slowdown in the market and the increased competition in the Korean market. One of the largest customers in the United States, Repeater Technologies, which accounted for 13.5% of our total sales in fiscal 2002 filed for bankruptcy protection during fiscal 2002. As a result of these factors, we are expecting the volume of sales from the Korean market to decrease significantly in fiscal 2003. We experienced the decrease in sales from the Korean market and Repeater Technologies primarily in the first quarter of fiscal 2002. We were, however, able to generate new sales from new customers in various countries during the balance of fiscal 2002.

Product Research and Development

We have recently augmented our research and development capabilities in the area of our high power linear amplifiers with the addition of radio frequency design engineers and the leasing of additional test and measurement equipment. We have devoted and will continue to devote a large portion of our research and development resources towards next generation products, using our understanding of current best practices for design techniques and other progressive technologies.

We are also working with technology developers in seeking to increase the performance and efficiency of our amplifiers. In November 2002, we entered into a licensing agreement with Paragon Communications, an Israeli company, for the development of a new generation of amplifiers. The first prototypes using this technology have been demonstrated, and show significant improvement to the efficiency of the amplifiers for the same output power and improved linearity. We are now in the process of developing five beta test products using the prototype as a model.

As previously stated, when it comes to consumption/output ratio, the average power amplifier is not a very efficient piece of equipment. An increase of 50% in their efficiency would represent a major technological innovation. In practical terms, this increase would mean that a 1000W input would now produce about 150W of output, instead of the usual 90-100W.

Our research and development department is in the final stages of development of technology that allows 50% reduction in power consumption. This innovative method utilizes XNN technology. XNN is a small but sophisticated electronic circuitry board, which requires further engineering and our know-how, in order to make it manufacture-ready. A major effort is currently underway to complete the merger of XNN and our technologies. We anticipate that this new generation of high efficiency technology will be incorporated into all of our amplifier products.

In May 2002, we received a grant of $308,000 (Cdn$483,000) under the Industrial Research Assistance Program (IRAP) to further development of our new line of third generation (3G) feedforward multi-carrier linear power amplifiers (MCLPA). Feed forward is a technique to minimize the distortion effects introduced by power amplifiers in the amplification of radio signals. The grant contributes to a portion of salaries, services and contracts, material and supplies, as well as a capital expense allowance and a percentage of overhead expenses related to our MCLPA development.

The Industrial Research Assistance Program's mandate is to stimulate wealth-creation for Canada through technological innovation and by stimulating innovation in small and medium-sized Canadian enterprises. IRAP is designed to help meet the technological challenges faced in delivering new products, processes or services. This particular contribution is funded through a joint venture between the National Research Council's Industrial Research Assistance Program and Technology Partnerships Canada, a special operating agency of Industry Canada.

Quality Control and After Sale Service

We have a panel of several engineers who review and examine all our product designs before such designs are approved for commercial production. The panel scrutinizes the drawings and provides input and feedback before any design is approved. Once the design goes into production, we monitor the yield. The current yield is about 95%, meaning that 95% of all manufactured units pass a quality control inspection, and are ready to be shipped to the customer. The remaining 5% do not get shipped. Our Vice President of Engineering and Vice President of Operations approve every unit that leaves our premises. We currently provide a one or two year warranty on our units.

This rigorous quality control process has ensured that the failure rate of our products remain minimal. The failure rate of our products is currently around two percent (2%). Whenever one of our products fail, it is shipped back to

us. We then analyze the product, determine the problem, fix it, and within a forty-eight (48) hour period the unit is shipped back to the customer. We also generate and send back a written report explaining the cause of the failure.

We are planning to complete the installation of a manufacturing system by the end of 2003, and apply for ISO certification (a manufacturing quality assurance standard recognized worldwide) by the end of 2003. The intent is to install the new ISO 2000 standard, which focuses the management and the company on the customer. This system has the necessary processes and procedures in place for each department to set its goals, monitor performance and analyze achieved results. Generally, it takes about six to twelve months to obtain an ISO accreditation. That is how long it takes for the system to be installed, and for procedures, training, and internal audit to be in place. However, we expect that the time frame for our accreditation should be much shorter as most of the procedures required by ISO have already been implemented.

During the year ended December 31, 2002, our major research and development accomplishments included:

- the development of a full line of amplifiers that can be used on a number of different operating frequency bands; and

- the development of several linearization techniques which will allow us to increase the efficiency and performance of our amplifiers.

The next stage of our development process will include implementing these new linearization techniques into our amplifiers. After this, we intend on conducting further research and development specifically designed toward improving the quality of our products and reducing our production costs per unit.

During the years ended December 31, 2002 and 2001, we spent $1,427,343 and $842,487 respectively on research and development activities.

Sales and Marketing of Our Products

Our principal customers are the original equipment manufacturers of repeaters and base stations. The original equipment manufacturers sell their products, which include our radio frequency power amplifiers, to the operators of wireless networks.

We have started building long-term strategic alliances and partnerships to assist in technology development that will help to extend our position in the wireless communications market as well as reduce our exposure to shorter-term projects. By signing multi-year development and supply agreements, we hope to benefit from a more predictable revenue stream.

We have entered into the following long term sales agreements:

Netro Corporation - Netro Corporation is a leading provider of fixed broadband wireless systems used by telecommunications operators to deliver voice and high-speed data services for access and mobile infrastructure applications to customers worldwide. We have signed an agreement with Netro whereby we will develop custom designed power amplifier units to meet engineering specifications of Netro Corporation. We will cooperate closely with Netro in all stages of development: from detailed engineering design, to prototype production, alpha unit production, field-testing, etc. According to the agreement, Netro will purchase at least 75% of its power amplifier needs from us, as long as our prices, quality, delivery, terms and other conditions are competitive with other suppliers. Netro has agreed to place purchase orders for a minimum of five hundred newly developed units.

Avitec AB - Avitec is a manufacturer of repeater antenna systems and components. We have been appointed as a strategic supplier of all needed third generation Cougar-type power amplifiers which Avitec will require. We will manufacture and ship an many units as Avitec is able to sell by the end of 2003. Avitec is under no obligation to purchase any minimum number. However, Avitec is under an obligation to purchase this type of product including specific specifications, exclusively from us.

Marconi Mobile S.p.a. - We have signed a non-binding letter of intent with Marconi Mobile, a division of Marconi Communications S.p.a., Italy. Marconi Mobile is currently field-testing a special, customized version of our Cougar power amplifier for its Internet equipment installation requirements. Marconi Mobile is one of the major suppliers of Internet connections in Italy. If the field-testing process of these customized units is successful, Marconi Mobile will purchase at least 50% of its total power amplifier needs from us in the future. This agreement is contingent upon the customized version of the Cougar power amplifier passing a jointly agreed upon acceptance test and agreeing on the final price per unit.

Radio Components - We have signed a partnership agreement with Radio Components to supply its power amplifiers on the "most favored customer" basis. These units will be a special order, they will be customized to the specifications of the purchaser. Radio Components specializes in cellular base stations and base station antennas, and is currently field-testing a special version of one of our products for their smart antenna project for Telia, Sweden. As part of the partnership, we also agreed that we would work with Radio Components for the design and manufacture of an advanced feedforward multi carrier linear power amplifier for integration into Radio Components' high coverage transmission antenna systems for the third generation network European markets. Feedforward is a particular technique for improving the signal clarity of an amplifier. The anticipated benefits of a transmission system of this type include a larger coverage area, more powerful signal and lower operating costs per base station for wireless service providers.

Dekolink Wireless Ltd., a subsidiary of Elisra Wireless Solutions - Dekolink is a leading manufacturer of high qualify radio frequency coverage solutions designed to maximize wireless network coverage in difficult radio frequency environments and complex settings. We and Dekolink have signed a joint development agreement whereby we will jointly develop a fully-integrated, digital repeater system. We will be the exclusive supplier of power amplifiers for the new product for a three-year period.

The above-noted agreements are subject to many factors that may have a material effect upon the amount of revenues generated by each of these contracts. In addition, many of these contracts do not have fixed commitment amounts and although some have committed that they will purchase certain percentages of our product for a certain project, we do not yet know the size of the projects and the amount of our products that these customers may purchase. Accordingly, there is no guarantee that any one of these companies will order or purchase a specific number of our products. The customers may delay the purchase of our products because of the general slowdown in the telecommunications industry or terminate the agreements with a minimum of 30 days' notice if we fail to consistently meet delivery and quality requirements as defined in the agreements.

Short-term sales and marketing efforts will focus on current-generation products and original equipment manufacturer customers who manufacture and sell repeaters and base station equipment. Medium and long term sales efforts will continue to focus on original equipment manufacturer developers of new technology solutions and third generation network suppliers with the goal of establishing long term supply agreements. An example of this strategy is when we develop a product designed specifically for the needs of a customer, and secure a multi-year exclusive supply arrangement for that particular product. Ideal target companies for this strategy are manufacturers of digital and optical repeaters, smart antennas, specialty fixed wireless equipment, and specialty third generation network base stations.

We also sell our products through sales agents. We will continue to develop this sales channel by focusing on identifying and engaging sales representatives who will sell our products in other markets. In Korea we have successfully used this model to sell our products to manufacturers of complementary products, selling to system integrators of cellular, PCS and related wireless transceiver equipment.

A third, longer-term component of our marketing strategy for the radio frequency amplifier products is to align with developers of new technologies in the radio frequency marketplace to keep current with technical advances and position as key supplier to the innovators. Several organizations with exciting technologies have been identified and/or are being worked with currently.

Manufacturing and Suppliers

We subcontract the manufacturing of our electronics components to qualified companies with a history of quality assurance. This minimizes the need for capital expenditures related to electronics manufacturing facilities, minimizes staff and allows us to utilize specialists in each stage of manufacturing. All that houses our amplifier products metalwork is also subcontracted. Alternate contract manufacturers are available, should any of our existing contract manufacturers cease providing services to us. We currently assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Burnaby, British Columbia, Canada. We have limited capacity, and the process to assemble, test and tune our current products is labour intensive. We believe our capacity is sufficient to meet our requirements during the year ended December 31, 2003.

Our growth oriented business model provides for the out-sourcing of volume manufacturing of our products so that we may remain focused on developing and marketing our advanced power amplifier solutions. We believe this flexible model allows us to respond effectively to orders of various sizes since meeting our customer's volume and delivery schedules would require substantial investment in manufacturing facilities, equipment and additional resources.

On August 1, 2002, we announced that we selected Creation Technologies Inc., a Burnaby, British Columbia, Canada based contract electronics manufacturer, for volume production of our power amplifiers. Creation Technologies completed one outstanding project for our company. We are now working with several out-sourcing companies for the outsourcing of our products in the future and are considering different approaches to the outsourcing of our products in the future.

The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components. We have, from time to time, experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Competition and Competitive Advantage

Within the merchant market for amplifiers, there are three dominant companies and a number of smaller ones. The dominant companies are Powerwave, Spectrian/Remec and Celiant/Andrew. Collectively, they represented a significant amount of the sales in the merchant market for amplifiers. Historically these companies have concentrated their efforts on the high-end, multi-carrier, high power amplifiers used by the tier-one base station manufacturers.

The smaller amplifier companies compete for the repeater business, and it is this business that we expect will grow most quickly and be the most likely to grow if activity increases in the wireless infrastructure markets in the near future.

Our strategy is to compete based on superior technology which differentiates our products from those of our competitors. Initially, for one to two years, we will continue to compete only with the smaller amplifier companies in niche and specialty markets, and expect to win sales based on superior technology. Within two years, we hope to make inroads into the larger market segments building on the technology and track record that we have developed in the niche and speciality markets which we will initially be serving.

Our products compete on the basis of price, technology, performance, quality, reliability, customer service and on-time delivery. We believe our size, infrastructure and location allow us to provide our customers with timely responses to their individual requests. There can be no assurance that this will continue in the future.

We also have a business strategy to partner with strategically important niche or new technology companies. For these companies, we will create customer-specific products in exchange for long-term supply agreements.

Our technology differentiation is based on these development programs:

- early introduction of third generation network single channel power amplifiers;

- products which have been tested and accepted by several customers and which are currently being tested in field trials;

- development of high efficiency power amplifiers (up to 50% better than competitors); and

- development of digitally pre-distorted amplifiers for better linearity at reduced cost by working closely with a leading supplier of digital pre-distortion chip set technology.

We have included below a brief description of some of our competitors based on publicly available information:

Powerwave Technologies Inc., United States

Powerwave is a public company, one of the largest independent amplifier suppliers, with annual sales of approximately $400-$500 million. Powerwave is focused almost exclusively on the tier-one base station original equipment manufacturers including Ericsson, Nokia, Lucent, Motorola, Siemens and Nortel. Powerwave does not participate in the niche or specialty segments of the merchant market, which is our target market.

Powerwave began selling radio frequency power amplifiers for use in analog wireless networks in 1985. The company started selling multi-channel, ultra-linear power amplifiers for installations in digital cellular base stations in 1995. In 1998, the company purchased from Hewlett-Packard the radio frequency power amplifier manufacturing and research and development facility in California, as well as its production equipment and manufacturing lines located in Malaysia. The company sells its products to a small number of customers, to the top five or six base station original equipment manufacturers, and expects that this trend will continue in the future. During 2002, their larger customers were Nortel Networks Corporation, Cingular Wireless and Nokia.

Spectrian Inc., United States

Spectrian is a public company and a large amplifier company with annual sales of approximately $150 to $200 million. Spectrian was recently acquired by Remec. Spectrian employs several hundred engineers in four development facilities and outsources all of its manufacturing to independent contract manufacturers in China and Thailand.

Spectrian started its business with technology and strategy similar to our current technology and a strategy. Spectrian started selling its products primarily to Korea, then began making higher power feedforward (multi-carrier) amplifiers and developed Nortel as a major customer. For unknown reasons, that business started to stall about a year ago and Spectrian concentrated on developing new customers. Spectrian does not have any products in the mid-range power and single-carrier markets. Spectrian has invested in Paragon (an Israeli technology company with power management technology for radio frequency amplifiers, which is also working with our company) and is working with PMC-Sierra's Paladin technology for digital pre-distortion.

Andrews/Celiant, United States

Andrews/Celiant is a large size corporation with annual sales of approximately $1.3 billion. Celiant was spun off from Lucent (previously the captive supplier of amplifiers to Lucent) and about a year later was acquired by Andrews, a maker of antennas and other radio frequency equipment. This company focuses on large amplifiers for base station original equipment manufacturers. Its primary customer is Lucent and it does not participate in the repeater and niche amplifier markets, which is our target market.

EMPower, United States

EMPower is a private company which manufacturers and sells a standard amplifier product similar to our current power amplifier, which comprises approximately one-third of their annual sales. The balance of their business is comprised of the manufacture and sale of broadband specialty and military amplifiers.

Paradigm Communications, United States

Paradigm Communications is a private company which produces high power amplifiers like ours.

Stealth Microwave, United States

Stealth designs and manufactures single channel amplifiers for the cellular network and is trying to penetrate the personal communication services (PCS) bands with newer technology.

Eyal Microwave Inc., Israel

Eyal Microwave is a private company manufacturer of military radio frequency components and subsystems which recently entered the high power (60 watt) radio frequency amplifier business.

Additionally, the Korean marketplace has seen many competitors develop over the last two years, including Wave Telecom, Chang Won and Sehwon. Most of these competitors are selling almost exclusively in the domestic Korean market, but beginning to compete in the China market (although primarily through Korean original equipment manufacturers of repeater systems and not through selling amplifiers as components directly to the Chinese original equipment manufacturers). It should be noted that domestic manufacturers in Korea have a significant commercial advantage over our company, as imported amplifiers are subject to a 12% import duty imposed by the Korean government and the local manufacturers also benefit from other government incentive programs.

We compete in the radio frequency power amplifier market on the basis of the following competitive advantages:

- advanced techniques and technologies which are incorporated into our products. Modules with newly developed and integrated technologies are built-in on a regular basis;

- research and development of new and improvement of our current products is continually underway allowing us to bring new technologies to the market quicker;

- quality of our product and the quality of our manufacturing process;

- the way we deal with installed units which experience a malfunction (repair them and return them within 48 hours, with an enclosed report of the modifications);

- our business conduct, the manner and the frequency of our communications with our customers; and

- our prices are competitive.

Intellectual Property

We rely on a combination of trademarks and trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our management and engineering employees and limit access to and distribution of our proprietary information. We do not have any patents on our products although on March 15, 2002, we filed for a United States Provisional Patent Application for our Multi-Carrier Linear Power Amplifier.

Trade-Marks

We registered the trade-marks "We Hear the Future Now," "Sonic Solution," and "Sonic Systems Corporation" with the Canadian Intellectual Property Office in 1997. We are also using the trade-mark "Unity Wireless", which is registered in Canada. We intend to register the "Unity Wireless" trade-mark in the U.S. and possibly, other countries.

Patents

We do not have any patents with respect to our technology, although on March 15, 2002, we filed for a United States Provisional Patent Application for our Multi-Carrier Linear Power Amplifier. The invention is an amplification circuit, which cancels unwanted intermodulation distortion (IMD). Various amplified signals which pass through a power amplifier, are passed through, and combined, in such a manner that substantially cancel the IMD error component. As a result, the outgoing signal is much clearer, with less distortion.

Service and Product Warranty

We offer a standard warranty of one year on parts and labour from date of shipment on our radio frequency amplifiers. In some cases, a warranty period of two years may be negotiated. For instance, radio frequency amplifiers sold into Korea to date typically have a two year warranty. We will repair units under warranty at our cost and return the units freight prepaid back to the customer. A repaired unit will be warranted for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

Our warranties specifically exclude all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use of, or inability to use, the warranted products. The warranties are void if the product has been improperly installed, subjected to abuse or negligence, or tampered with. Consumer protection and other laws may limit our ability to limit our liability or exclude certain types of damages.

We installed a one-off system for audible tornado warnings in Batesville, Arkansas in 1998. This system was sold with a five year warranty. There is approximately one year remaining on that warranty and no failures have been reported recently.

Government Regulation

Our power amplifiers are sold as components that form part of larger systems. The manufacturer or integrator of the systems must test them for compliance with Federal Communications Commission (FCC) standards to avoid radio frequency emissions that could interfere with other radio frequency transmissions or similar regulatory standards in other countries. We do not test our amplifier products for compliance at the component level. Nonetheless, if a system in which our amplifiers are included fails to satisfy applicable standards, whether due to emissions from our amplifiers or other causes, sales of our amplifiers would be adversely affected.

Significant Customers

We had sales of approximately $2,992,000 for the year ended December 31, 2002 and $3,545,000 for the year ended December 31, 2001. The following customers represented sales of more than 10% during 2002 and/or 2001:
Customer	Approximate Percent of Total Sales for 2002	Approximate Percent of Total Sales for 2001
Samji	21.7%	44.7%
High Gain	17.2%	24.0%
Planetec Technologies	13.6%	5.0%
Repeater Technologies	13.5%	5.6%
Shenzhen Kangxum Telecom Co. (ZTE's purchasing company)	13.2%	1.0%

Of these customers, Repeater Technologies has filed for bankruptcy protection and we cannot expect any further sales from this customer. The volume of sales from Samji and High Gain have decreased significantly because of the overall slowdown in the telecommunications market and the increased competition in the Korean market. We are expecting a significant decrease in the volume of sales from these customers and the Korean market. We experienced the decrease in sales from the Korean market and Repeater Technologies primarily in the first quarter of fiscal 2002. We were, however, able to generate new sales from new customers in various countries during the balance of fiscal 2002.

The majority of amplifier sales to date have been in South Korea through one agent. The agent is under contract with us for sales commissions, and has been granted a significant number of options (vesting over three years) in our stock as a longer-term incentive.

Employees

We currently employ 30 full time employees, including employees involved in management, sales and marketing, engineering and research and development.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cost requirements. As of December 31, 2002, we had working capital deficiency of $394,917. We do not expect positive cash flow from operations in the near term. During November and December, 2002, we received $605,435 (approximately CDN$956,323) from the private placement financing in which we sold the units consisting of the secured convertible notes and the share purchase warrants. We have estimated that we will require between $3.0 and $3.5 million to carry out our business plan in the next twelve months, we may need to raise additional funds to:

- support our planned rapid growth and carry out our business plan,

- develop new or enhanced services and technologies,

- increase our marketing efforts,

- acquire complementary businesses or technologies,

- respond to regulatory requirements,

- respond to competitive pressures or unanticipated requirements, and

- pay our aged payables.

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

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. We may be less likely to raise future financing after the completion of a convertible debenture financing in November and December 2002 because, as part of that financing transaction, we have given security over all of our assets to the holders of these debentures. Potential financiers may be reluctant to provide us with further debt or equity financing as they will not be able to obtain a first charge over our assets or be able to realize on our assets should our business fail. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2002, we have incurred aggregate losses of $15,495,130. Our loss from operations for the fiscal year ended December 31, 2002 was $2,707,170. During fiscal 2002, we took steps to reduce our cash expenditures by reducing the number of employees by approximately 50% and by reducing employee salaries. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the additional comments for United States readers to our independent auditors' report on the December 31, 2002 consolidated financial statements, which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board and the TSX Venture Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telephony companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future which would result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Our board of directors have the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation, subject to the regulatory requirements of the TSX Venture Exchange. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation. Our board of directors has the authority to issue shares of preferred stock with such liquidation preferences, voting rights, dividend rights, conversion rights and other terms as the board of directors may determine, without approval of our shareholders. The rights and preferences of holders of any preferred stock we issue could make acquisition of our company by a third party more difficult or costly and could operate to discourage or frustrate acquisition proposals.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our business involves the development, manufacture and marketing of products, novel and otherwise, in the wireless communications industry. Future development and operating results will depend on many factors, including the completion of developed products, levels of demand for our products, levels of product and price competition, success in setting up and expanding distribution channels, whether we can develop and market new products and control costs and the general economic condition of the telecommunications industry. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the technology industry, which is characterized by intense competition, rapid technological change, and significant regulation. There can be no assurance that our actual financial results will be consistent with our financial forecasts or that any positive trends will continue and if we are unable to continue to grow our revenues from operations, then we may have to scale back or even cease the ongoing operations of our business.

We are currently dependent on a limited number of customers and if we are unable to diversify our customer base and we lose one or more of these customers, then our revenues may decrease significantly.

Sales to five customers comprised 80% of our revenue in the year ended December 31, 2002 and sales to six customers comprised 92% in the year ended December 31, 2001. During fiscal 2002, each of the five customers accounted for more than ten percent (10%) of our revenues. Sales to the Korean market have decreased significantly because of a slowdown in the telecommunications industry and increased competition in the Korean market. We predict that our sales to these customers in Korea and in the Korean market will decrease significantly in fiscal 2003. In addition, one of our significant customers in the United States went bankrupt during fiscal 2002. As a result of the decrease in sales to the Korean market and the loss of one large customer in the United States in the first quarter of 2002, we took positive steps in the second quarter of fiscal 2002 to diversify our customer base to ensure that reliance on significant customers will be reduced in the future. If our business strategy to diversify our customer base is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

We depend on experienced management and key technical employees and if we are unable to retain or hire such management and key technical employees in the future, then our ability to produce innovative and competitive products could be adversely affected.

We are a growing company dependent upon the services of our senior management team. The loss of the services of any one of these persons, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on our business. We have no plans at present to obtain key person life insurance for any of our officers and directors. We are also dependent on highly qualified technical and engineering personnel. Although we have had success in recruiting these employees in today's competitive marketplace, there can be no assurance that this will continue which may put us at risk of being able to sustain and grow our business. If we are unable to retain or hire such management and key technical employees, then we would be unable to develop innovative and competitive products. If this happens our ability to generate revenues could be adversely affected, as would our continued business operations.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The wireless communications industry is characterized by rapidly evolving technology and intense competition. We may be at a disadvantage to other companies having larger technical staff, established market share and greater financial and operational resources. Some of our competitors have achieved greater brand recognition and technologies than we currently enjoy. We may not be able to successfully compete. Our competitors may succeed in developing products or competing technologies that are more effective or more effectively marketed than products marketed by us, or that render our technology obsolete. Earlier and larger entrants into the market often obtain and maintain significant market share relative to later entrants. We believe that an increasing number of products in the market and the desire of other companies to obtain market share will result in increased price competition. Price reductions by us in response to competitive pressure or our desire to also successfully increase market penetration or market share could have a material, adverse effect on our business, financial condition, and results of operations.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depend to a significant degree on the proprietary technology. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar technology independently, we would not be able to compete as effectively. The measures we take to protect the proprietary technology and other intellectual property rights, which presently are based upon a combination of copyright, trade secret, trademark and patent laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

We hold no patents on our technology and may not be able to protect our proprietary technology.

Other than the provisional patent application that we recently filed in the United States for our multi-carrier linear amplifier, we do not have any patents on our technology or products. We rely on a combination of copyright, trade secret, trademark and patent laws to protect our proprietary intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may and have left us to go to work for competitors. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors and if that happens our ability to generate revenues from the sale of our products may be negatively affected.

We have limited manufacturing capacity and if we are unable to deliver in a timely manner products to fill orders, then we may lose some customers and their orders.

We currently assemble, tune and test our products in our manufacturing facility located in Burnaby, British Columbia. Current models of our products are required to be individually assembled, tuned and tested to meet the specifications of the end-user. This process is time-consuming and labor intensive and our ability to increase manufacturing output is limited by the size of our facilities and our ability to hire, train and retain qualified personnel. On August 1, 2002, we announced that we had selected Burnaby, British Columbia based contract electronics manufacturer Creation Technologies Inc. for volume production of our power amplifiers. We started outsourcing our larger orders during the third quarter of 2002. This will allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. The loss of such an outsourcing relationship could have a material adverse effect on our business, financial condition and results of operations and there can be no assurances that we will be able to find another manufacturer on a timely basis necessary to fill orders or at all. If we are unable to deliver our products in a timely manner, then we may lose customers to our competitors and may become subject to late delivery penalties which would affect our ability to generate revenue.

In the future, we may be required to outsource additional manufacturing or expand our facility, hire additional personnel and automate the assembly, tuning and/or testing process to increase our manufacturing capacity in order to meet future demand for our products. Such expansion will require additional capital investments and allocation of resources, which may affect our results of operations and our ability to operate profitably. We cannot assure that adequate resources will be available or that we will be able to increase our manufacturing capacity in a timely manner, if at all. Our inability to meet the demand for our products may result in some of our customers purchasing their products from other suppliers, which would affect our ability to generate revenues.

We depend on outside suppliers and other third parties for the components we use in our products and for sales of our products in some international markets, and if we cannot maintain these relationships then our ability to generate revenues would be adversely impacted.

We are a small enterprise and have yet to establish substantial internal management, personnel and other resources. We depend substantially upon third parties for several critical elements of our business including, among other things, promotion and marketing, technology and infrastructure development and distribution activities. We also depend substantially upon third party sales agents. A substantial portion of our high power radio frequency amplifier revenues to date have been derived through a single South Korean sales agent. Historically, we have generated over 90% of our revenues from the Korean market. We anticipate that this trend will continue. If we are unable to maintain our relationships with these sales agents or these sales agents begin selling our competitors products, then our ability to generate revenues through the sale of our products would be negatively impacted.

We rely on outside suppliers for some components and the assembly of some portions of our products. There can be no assurance that component parts, materials or services obtained from outside suppliers will continue to be available in adequate quantities or on adequate terms. The inability to obtain sufficient quantities of such materials, parts or services at reasonable cost would have a material adverse effect on our ability to produce products to satisfy customer demand and therefore would have a negative impact on our ability to generate revenues.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

We may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our customers.

A continued slowdown in capital spending by telecommunication service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our customers.

We depend on telecommunication system providers to accept our technology and products, and if the market for our products fails to develop or develops slower than expected, then our ongoing operations and ability to generate revenues will be negatively impacted.

The markets for our technologies and products have only recently begun to develop. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the markets for our technologies and products are new and/or evolving, it is difficult to predict the future growth rate, if any, and size of these markets. There is no assurance that the markets for our technologies and products will emerge or become or remain sustainable. If the markets fail to develop, develop more slowly than expected or become saturated with competitors, or if our technologies and products do not achieve or sustain market acceptance, our ongoing business, our ability to generate revenues and our ongoing growth will be materially and adversely affected.

Since our products have been recently developed, the markets may not accept our products or purchase them in sufficient numbers for us to recover the costs of developing such products.

We have only recently released additional commercial versions of some of our technologies and products. Additional efforts and expenditures to enhance their capabilities are critical to commercial viability. We invest heavily in the research and development of new products and we cannot assure you that the new products we develop will be commercially viable or that a sufficient demand will develop for such products. If markets do not accept our products in sufficient numbers to offset the costs of developing and marketing such products, we would be unable to generate significant revenues and may never be able to operate profitably.

Unanticipated warranty costs could affect the ongoing demand for our products and our ability to operate profitably.

Our products are relatively new to their respective markets and lack extensive field operating experience. While we have tested our products for failure in certain circumstances, there can be no assurance that our products will continue to operate satisfactorily after sustained field use. If a substantial number of products are returned and accepted for warranty replacement, the cost to us could have a material adverse effect on our business, the continued or ongoing demand for our products and our ability to operate profitably.

If any of the products of our former Sonem division fail, we may be exposed to significant product liability claims which would negatively impact our financial condition.

In the past, we sold emergency traffic preemption devices of our Sonem division (which we sold in October 2000) which are installed at traffic intersections. Also, we sold some of our UniLinx(TM) devices (in June 2001) for use with traffic control equipment located at intersections. If any of these products fail to perform properly, significant personal injury, property damage or death could arise from traffic accidents resulting from such failure. Although we maintain product liability insurance, there is no assurance that the amount of coverage will be sufficient in the event of such a claim, that the actual claim would be covered by our insurance, or that coverage will continue to be available to us on reasonable terms and conditions or at all. If such claims are made and our insurance is inadequate or does not cover such claims, then our financial condition would be negatively impacted, maybe even significantly, if the amount of such claims is significant.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The telecommunications industry is characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products obsolete and unmarketable, including ours. We believe that our success will depend upon our ability to continuously develop new products and to enhance our current products and introduce them promptly into the market. If we are not able to develop and introduce new products, our business, financial condition and results of operations could be adversely affected.

We have a significant amount of aged payables and if we are unable to pay such amounts or if a creditor decides to take legal action against us, we may have to scale down or cease the operation of our business.

As at December 31, 2002, we had accounts payable and accrued liabilities of $1,244,377, of which approximately $1,017,000 represented payables to trade creditors. To date, these creditors have been co-operating with us to accept a delayed payment of these outstanding payables. If one or more of these creditors is no longer willing to accept delayed payments and demands immediate payment of any such amounts, then our cash position and our need for further financing may become immediate. If we are unable to raise the funds to pay off such aged payables, then our continued operations may be negatively affected, and we may have to scale down our even cease the operation of our business.

Item 2. Description of Property.

Our executive and head offices are located at 7438 Fraser Park Drive, Burnaby, British Columbia, V5J 5B9. The offices are approximately 11,000 square feet in size and are leased on a five (5) year basis, expiring August 31, 2005, at a monthly rent of approximately $7,380 (CDN$10,700) excluding property taxes, maintenance and utilities. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

In March, 2003, we opened a customer support office in China located at Room 1005, JianGong Hotel, 2103 Shen Nan Dong Road, Shen Zhen, China 518001. We rent this office on a month to month basis for $415 (CDN$600) plus operating expenses per month. This office houses one of our sales and engineering representatives.

Item 3. Legal Proceedings.

Other than as set forth below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The lawsuit was commenced on January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim. No trial date has been set. No Examinations for Discovery have been conducted or have been scheduled. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us. It is our position that these options have expired and we have not included such options in our outstanding options at December 31, 2002.

On October 24, 2001, we commenced a lawsuit against Cobratech Industries Inc. in the Supreme Court of British Columbia, Canada, to recover approximately $88,000 owed to us by Cobratech. We made a bridge loan of $200,000 to Cobratech in November 2000, secured by a security interest in all of the personal and real property of Cobratech. The obligation was evidenced by a promissory note bearing interest at the rate of 1% per month. Cobratech owed us approximately $85,611, including principal and accrued, but unpaid interest, under the note. On August 12, 2002, we entered into a settlement arrangement with Cobratech whereby Cobratech would satisfy the obligation by converting the outstanding principal and interest in the amount of $85,611 into shares of its parent, CTI Diversified Holdings Inc. On December 14, 2002, we received 428,053 shares of CTI Diversified Holdings Inc. at a deemed price of $0.20 per share.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In Canada, our common stock trades on the TSX Venture Exchange (formerly known as the Canadian Venture Exchange) under the symbol "UWC". In the United States, our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "UTYW." Between February 6, 1999 and August 17, 2000, our common stock traded under the symbol "ZSON." Before February 6, 1999, our common stock traded under the symbol "MMIM." The following quotations obtained from Canada Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)			TSX Venture Exchange (2) (CDN$)
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2002	$0.17	$0.07	December 31, 2002	$0.28	$0.11
September 30, 2002	$0.29	$0.14	September 30, 2002	$0.40	$0.21
June 30, 2002	$0.48	$0.20	June 30, 2002	$0.73	$0.35
March 31, 2002	$0.38	$0.16	March 31, 2002	$0.60	$0.27
December 31, 2001	$0.35	$0.15	December 31, 2001	$0.60	$0.40
September 30, 2001	$0.30	$0.11	September 30, 2001	$N/A	$N/A
June 30, 2001	$0.48	$0.19	June 30, 2001	$N/A	$N/A
March 31, 2001	$0.68	$0.26	March 31, 2001	$N/A	$N/A

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) Our common stock began trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on December 24, 2001.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 4th Floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9 (Telephone: (604) 661-0271; Facsimile: (604) 683-3694) is the registrar and transfer agent for our common shares.

On March 1, 2003, the shareholders' list of our common shares showed 175 registered shareholders and 35,570,109 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 1999 Stock Option Plan, on December 6, 1999. Our current stock option plan was adopted by our directors on December 6, 1999 and was approved by our shareholders on July 5, 2000. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2002.
Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of options remaining available for further issuance (1)
5,111,417	$0.20	3,292,638

(1) On July 5, 2000, our stockholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. As at December 31, 2002, the maximum number was 8,404,055.

On August 8, 2002, our board of directors approved a resolution to replace the 1999 Stock Option Plan with an amended and restated plan entitled the 2002 Amended and Restated Stock Option Plan. The new plan would authorize the issuance of options to purchase an aggregate of 6,903,379 common shares. All outstanding options will be subject to the provisions of this new plan. The new plan will not be adopted until we receive shareholder approval for such plan. For further information on our stock option plan, refer to footnote 14 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

On November 20, 2002, we issued an aggregate of $524,359 (CDN$813,385) secured convertible notes to five investors. On December 20, 2002, we issued an aggregate of $92,146 (CDN$142,937.50) secured convertible notes to six investors. The notes bear interest at a rate of 10% per annum payable on the last calendar day of each quarter commencing December 31, 2002 and mature on March 15, 2004. We may pay the interest in shares of our common stock having a value equal to 110% of the amount of the interest payment. After the maturity date, interest will accrue at the rate of 18% per annum. We may prepay the notes at any time before maturity without premium or penalty. The holders may, at their option, convert any principal into shares of our common stock at a conversion price of $0.09 (CDN$0.15) and interest into shares of our common stock at a conversion price equal to the market price on the trading day immediately prior to the conversion. We have the right to force a conversion of any of the notes if the closing price of our common stock is not less than $0.64 (CDN$1.00) for ten consecutive trading days before such forced conversion and the shares issuable upon conversion have been registered for resale with the Securities and Exchange Commission. In connection with this private placement, we issued 6,375,483 share purchase warrants exercisable at $0.15 per share until March 15, 2004. For each $967 (CDN$1,500) of principal purchased, an investor received 10,000 share purchase warrants. All of the investors were accredited investors and therefore we issued the notes and warrants relying on Rule 506 of Regulation D, Section 4(6) and/or Section 4(2) under the Securities Act of 1933. Subsequent to the year end, we paid a finders fee to Mueller and Company of 553,215 shares at $0.15 per share, representing a 10% commission on some of the subscriptions to the private placement. These shares were issued to an accredited investor relying on Rule 506 of Regulation D of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are in the business of designing, developing and manufacturing high power linear RF (radio frequency) amplifiers and specialized communications products targeting wireless telecommunication markets. Most of our products are high power amplifiers, defined as single and multi-channel power amplifiers used for sending signals from a wireless network to a terminal such as a cell phone. Some of our products are used in repeaters that are used to extend coverage in cellular telephone networks. Some products are also used in base station equipment. One product has been tested for digital television broadcasting in Korea, and one product is for base stations used in wireless local loop applications. Wireless local loop networks are sometimes referred to as "the last mile" solution - unlike cellular phone systems which are mobile wireless networks, wireless local loop is designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices without the need for special wiring via wireless communication devices.

Historically, we have generated over 90% of our revenues from the Korean market. During the year ended December 31, 2002, the Korean market contributed only about 45% of our revenues, while sales to customers in

United States and China increased to 26% and 25% of our revenues respectively. As well, during this period, we started doing business with new customers in those countries, in addition to doing business with new customers in Israel and Sweden. We anticipate that this trend will continue.

We have started developing long-term strategic alliances and customer partnerships to assist us in technology development that will help to extend our position in the wireless communications market as well as reduce our exposure to shorter-term projects. By signing multi-year development and supply agreements, we hope to benefit from a more predictable revenue stream.

Results of Operations

Years Ended December 31, 2002 and 2001

Sales

Net sales in the year ended December 31, 2002 decreased by 16% or $552,799, to $2,991,971 from $3,544,770 in the year ended December 31, 2001. In general, we anticipate that revenues will increase in 2003 as we make progress with our refocused sales strategy, which transitioned our forces from one of short term relationships resulting in immediate sales to a focus on building long term relationships resulting in sales over several years. The decrease in sales in fiscal 2002 versus fiscal 2001 was due largely to the reduced sales in the second and third quarters of fiscal 2002 as a result of the longer sales cycle required from the newly initiated sales strategy which focuses on achieving sales from long-term customer supply agreements. Additional factors contributing to the lower sales in fiscal 2002 was the general worldwide softening and changing of the market conditions in the wireless sectors during the second and third quarters of fiscal 2002.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the year ended December 31, 2002 increased by 6%, or $153,072, to $2,723,526 from $2,570,454 in the year ended December 31, 2001. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during 2003 as a result of further increased sales, better pricing and outsourced manufacturing efficiencies. The increase in cost of goods sold for fiscal 2002 versus fiscal 2001 was primarily due to increased wages and benefits, the sub-contract labour and testing equipment required for the large amount of samples that were produced and shipped to potential long-term supply customers during the first six months of 2002 and a one time provision of $74,000 in the second quarter of 2002 for obsolete inventory that could no longer be used as newer component parts are now required for our new technology radio frequency amplifiers. To offset the increase in costs, we have completed the refinancing and reduction of some of our test equipment, created more efficiency in our staffing requirements and started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. Cost of goods includes stock-based compensation (recovery) expense of ($30,898) in fiscal 2002 versus $30,548 for 2001.

The gross margin of $268,445 or 9% of net sales for fiscal 2002 represented a decrease from a gross margin of $974,316 or 27% of net sales for fiscal 2001 due to the initiation during the second quarter of 2002 of our refocused sales strategy which transitioned our forces from one of short-term relationships resulting in immediate sales, but no commitment for additional purchases, to a focus on building long-term relationships with customers who would commit to purchase a specified percentage of their amplifier requirement from us over a term of three or more years. The associated long sales cycle to potential long-term supply customers results in costs of goods sold exceeding revenue generated by sales due to low initial volume of sales as the long-term customer begins to deploy their applications using our products and the higher production cost initially associated with designing a custom solution for each long-term customer's installation needs. If we are successful in establishing additional favorable relationships with long-term customers, we anticipate that these trends will reverse themselves over the course of the supply relationships as sales volumes increase and we are able to standardize production and realize economies of scale in production. In addition, we had a lower gross margin because we sold some components to several customers in Korea at lower margins than we used to sell our amplifiers. As well, during the second quarter, we recorded a provision in the amount of $74,000 for obsolete inventory, as newer parts are required for our new technology RF amplifiers. We anticipate that we will increase our gross margin during 2003 with increased sales and reduced overhead as a result of increased volumes and lower per unit costs associated with more standardized production of our amplifiers and increased sales volumes.

Research and development expenses in the year ended December 31, 2002 increased by 69%, or $584,856, to $1,427,343 from $842,487 in the year ended December 31, 2001. This increase was primarily due to increased research and development activities and related expenditures as a result of the larger number of engineering personnel on staff and the increased projects for development of additional amplifier products during fiscal 2002 versus fiscal 2001. Research and development expenses include stock-based compensation (recovery) expense of $(116,747) for 2002 versus $152,436 for 2001.

Sales and marketing expenses in 2002 decreased by 37%, or $188,164, to $327,141 from $515,305 in the year ended December 31, 2001. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors which was required in fiscal 2001 which was partially offset by increased expenses from samples supplied to potential new customers in fiscal 2002. Providing customers with trial samples is an industry practice that is required in order to secure new long-term customer supply contracts. In fiscal 2003, we anticipate reducing sales and marketing expenses as we plan to solely focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements. Sales and marketing expenses include stock-based compensation (recovery) expense of $(89,321) in 2002 versus $112,331 in 2001.

Depreciation and amortization in the year ended December 31, 2002 decreased by 69%, or $199,344, to $89,580 from $288,924 in 2001. $185,400 of the decrease was attributable to the change in the amortization of goodwill as a result of our adopting a new accounting policy respecting goodwill.

Exchange loss in the year ended December 31, 2002 increased by 204%, or $100,569, to $51,311 from an exchange gain of $49,258 in the year ended December 31, 2001 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars. Generally, a loss indicates a strengthening of the Canadian dollar relative to the U.S. dollar as has occurred since January 1, 2001.

General and administrative expenses in the year ended December 31, 2002 decreased by 32%, or $597,636, to $1,246,510 from $1,844,146 in 2001. The reduction was a result of better control of overhead expenses and reduced stock compensation expense compared to last year. We expect general and administrative expenses to decrease further in fiscal 2003 as a result of further cost control measures that we have implemented. General and administrative expenses include stock-based compensation (recovery) expense of $(106,037) in 2002 versus an expense of $360,139 for 2001.

Other Income and Expenses

Interest income in the year ended December 31, 2002 decreased by 94%, or $40,928, to $2,617 from $43,545 in the year ended December 31, 2001. This decrease results primarily from a lower balance on deposited funds on deposit during the period.

Other income in the year ended December 31, 2002 increased by 229%, or $27,633, to $39,712 from $12,079 in the year ended December 31, 2001. This increase results primarily from a $74,451 settlement of a government debt.

During the year ended December 31, 2001, we had a gain of $267,504 from operations discontinued during fiscal 2001. As those operations were discontinued prior to the year ended December 31, 2002, we have not reported any gain from discontinued operations during fiscal 2002.

Net gain from discontinued operations amounted to $nil in the year ended December 31, 2002 compared to $267,504 in the year ended December 31, 2001. In fiscal 2001, a loss of $165,125 was attributable to the sale of the UniLinx business on May 1, 2001 and a gain of $432,629 resulting from the sale of the Sonem business.

Years Ended December 31, 2001 and 2000

Sales

Net sales in the year ended December 31, 2001 increased by 648%, or $3,070,767, to $3,544,770 from $474,003 in 2000. Sales in fiscal 2001 were totally attributable to radio frequency amplifier sales and in fiscal 2000 net sales were $474,003 from radio frequency amplifiers between November 16 and December 31, 2000. These revenues are all attributable to the development and sales of our amplifier products.

Cost of Goods Sold and Operating Expenses

Cost of goods in the year ended December 31, 2001 increased by 605%, or $2,206,031, to $2,570,454 from $364,423 in the year ended December 31, 2000. The increase was primarily due to increased sales of radio frequency amplifiers in fiscal 2001. The cost of goods sold in fiscal 2001 was also increased by an inventory write down of $88,429 for the UniLinx inventory, a business which we disposed of in fiscal 2001. The gross margin for the radio frequency amplifiers was positive. Stock compensation resulting from the granting of stock options was $30,548 in 2001 and $354 in 2000.

Research and development expenses for the year ended December 31, 2001 were $842,487, including $152,436 in stock based compensation. Expenses in 2001 were primarily due to the hiring of senior level RF engineering positions, leasing of radio frequency test equipment and development of additional amplifier products. During 2001, we also received $225,448 related to a Canadian Government Investment Tax Credit that was paid to us as a result of radio frequency amplifier research and development activities in 2000. Stock compensation resulting from the granting of stock options was $152,436 in 2001.

Sales and marketing expenses in the year ended December 31, 2001 increased by 4,696%, or $504,560 to $515,305 from $10,745 in the year ended December 31, 2000. Costs in fiscal 2001 were primarily attributable to the radio frequency amplifier business and included the restructuring of sales and marketing staff, hiring senior level sales and marketing positions, revamping corporate and promotional material, attendance at various industry trade shows, building up a worldwide distributor network as well as travel to visit customers and distributors. In fiscal 2000 sales and marketing expenses were attributable to radio frequency amplifier sales between November 16 and December 31, 2000. Stock compensation resulting from the granting of stock options was $112,331 in 2001 and $88,766 in 2000.

Depreciation and amortization in the year ended December 31, 2001 increased by 14,175%, or $286,900, to $288,924 from $2,024 in the year ended December 31, 2000. $185,399 of the increase was attributable to amortization of goodwill arising from the acquisition of Ultratech Linear Solutions Inc. on November 16, 2000.

Exchange gain (loss) increased by $46,222 to ($49,258) in the year ended December 31, 2001 from ($3,036) in the year ended December 31, 2000. The exchange loss in fiscal 2001 was due to fluctuations in the currency exchange rate between the United States and Canada. Our revenues are received mostly in US dollars, while the majority of expenses are incurred in Canadian dollars. As we measure our financial results in Canadian dollars, strength of the US dollar results in exchange rate gains.

General and administrative expenses in the year ended December 31, 2001 decreased by 6%, or $108,323, to $1,844,146 from $1,952,469 in the year ended December 31, 2000. Expenses in fiscal 2001 included non-recurring legal and regulatory related costs associated with restructuring our operations during the year, hiring additional operations related administrative staff, general operating overhead expenses associated with the leased premises, expenses related to listing our shares on the TSX Venture Exchange, financing costs of the private placement which was completed in December 2001, initiation of the ISO 9001 certification process as well as increased legal, audit, regulatory, investor relations and corporate finance activities which are associated with being a public company. Stock compensation resulting from the granting of stock options was $360,139 in 2001 and $354,426 in 2000.

Other Income and Expenses

Interest income in the year ended December 31, 2001 was $43,545. This amount results primarily from interest earned from term deposits.

Net gain from discontinued operations amounted to $267,504 in the year ended December 31, 2001. A loss of $165,125 is attributable to sale of the UniLinx business on May 1, 2001 and a gain of $432,629 resulting from the sale of the Sonem business.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. Prior to December 31, 2000, sales of the our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at December 31, 2002 of $15,495,130. During 2002, we focused entirely on the wireless amplifier product segment and incurred a net loss, after stock-based compensation expense, of $2,665,242 (2001 - loss of $1,979,212).

During 2002, our cash position decreased significantly. The primary use of cash was for our continued operations, which also included non-cash charges in depreciation expense, stock-based compensation recovery, loss on disposal of assets and gain on settlement of debt and obligations. Other significant non-cash working capital changes included a decrease in inventory and a significant increase in accounts payable and accrued liabilities. We currently have good on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding December 31, 2002 accounts payable balances.

Our investing activities of $78,194 during year ended December 31, 2002 were attributable mainly to purchases of testing and tuning equipment and expenditures in related to securing intellectual property.

Financing activities during the year ended December 31, 2002 included replacing the previous HSBC Bank of Canada operating line in February, 2002 with a $79,300 (Cdn $125,000) operating line from Canadian Imperial Bank of Commerce, at an interest rate of prime, and secured by a $78,813 (Cdn $125,000) guaranteed investment certificate and a general security agreement over all our assets. In March 2002, we secured a $750,000 account receivable credit facility with Canadian Imperial Bank of Commerce at an interest rate of Canadian Imperial Bank of Commerce's prime rate plus 1% and an administrative fee of 1% of invoice value. As well, on May 14, 2002, we completed an equity financing through a private offering of 2,317,857 units at $0.28 per unit, thereby raising equity capital for gross proceeds of $649,000. Each unit consisted of one share of common stock and one warrant exercisable to acquire one additional common share at $0.35 per share until May 14, 2003. On July 2, 2002 certain stockholders of our company exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 899,999 warrants were exercised at $0.30 per share for total gross proceeds of $270,000. On August 20, 2002 certain stockholders of our company further exercised share purchase warrants issued pursuant to the December 24, 2001 private placement. A total of 500,000 warrants were exercised at $0.30 per share for total gross proceeds of $115,000. In the short term, we plan to raise additional equity capital for working capital and expansion through the exercise of existing warrants, an equity/debt offering or a combination both.

During November and December, 2002, we completed a private placement financing of $605,435 by way of 10% redeemable convertible notes which are convertible into common shares at a price of $0.09 (CDN$0.15 per share) and repayable at any time without penalty plus 6,375,483 share purchase warrants; each warrant entitles the holder to purchase on common share at a price of $0.09 (CDN$0.15) per share. For accounting purposes the proceeds of this convertible note financing have been allocated between its debt and equity components. Using the Black-Scholes pricing model and the intrinsic value of the conversion feature, we have calculated the fair value of the warrants at $479,258 and have recorded this amount as additional paid-in capital. The remaining balance of $126,177 was recorded as a liability, and will be charged as an interest expense over the term of the notes. For the period ending December 31, 2002, accretion of $11,070 was charged as interest expense.

Other than the redeemable convertible notes, operating loan commitments and a commitment under existing leases for an aggregate of $214,813 through 2005, we have no material commitments, including capital commitments, outstanding at December 31, 2002.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of our equity securities. As of December 31, 2002, we had a working capital deficiency of $394,917. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability.

We anticipate that we will require a greater amount of additional working capital for inventory, components and work in process or to expand our manufacturing capacity if we enter into contracts for large quantities of our amplifiers. We are incurring expenses in anticipation of future sales that may not materialize. If future sales fall significantly below our expectations or if we incur unanticipated costs or expenses, our financing needs could be increased. Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements or to significantly reduce or eliminate sales and marketing, research and development or administrative functions. The occurrence of any of these, or other adverse affects of inability to raise adequate capital, may have a material adverse effect on our business, financial condition and results of operations.

We are investing in new technologies for medium and long-term strategic positioning. A recent licensing partnership, and ongoing investigations of new technologies designed to increase the linearity and efficiency of radio frequency amplifiers, when incorporated into our products, is expected to provide a competitive edge in both pricing and performance. The resulting products, planned for introduction starting in mid 2003, will be sold to existing customers and are also expected to open new opportunities for us as we project growth in the market for third generation digital wireless infill products (repeaters, micro-cells and smart antennas) in the last quarter of 2003. Our medium term strategy is to leverage this technology to increase sales and establish technical credibility in the third generation market over the next nine to eighteen months.

Our third generation feedforward linear power amplifiers are also expected to allow us to market products to new markets, in particular to base station manufacturers, in the medium to longer term. The feedforward and other new technologies will target original equipment manufacturers of cellular systems and will be design-in products.

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

There are two main sources of future growth. First, ever-growing numbers of subscribers require more infrastructure to support the number of simultaneous calls (compounded by the increasing length of calls) all driven by aggressive rate programs offered by the telecommunication repeaters as well as by new features and services being offered to subscribers. Second, new network technologies (second and third generation) are being or are about to be deployed, which will require significant new investment in infrastructure. These new network technologies are being driven by their ability to handle more simultaneous calls and offer more features, which will attract even more subscribers to the telecommunication repeaters.

Some examples of new features being offered by these networks include: wireless access to the Internet for e-mail, stock quotes, weather/traffic reports, etc.; short message services, particularly popular with young people; location-based services; and the growing wireless connectivity offered by personal digital assistant manufacturers. Longer calls are being encouraged by million-minute plans, free weekend calls, free roaming, and other billing incentives, as well as by increased coverage footprints.

Wireless infrastructures will continue to expand for some time to come to accommodate the increasing number of subscribers, increasing number of features, and increasing bandwidth required by many of the new features. The third generation networks typically operate at higher frequencies, so their coverage area tends to be smaller per base station, requiring more base station and repeater equipment to be deployed to achieve the same geographic coverage (although a larger number of subscribers can be supported on each third generation base station).

In an effort to further increase subscriber-minutes, a growing number of repeater systems will be deployed to fill in coverage gaps in wireless network footprints.

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

There are a number of emerging technologies that promise to increase the efficiency of the radio frequency systems which carry the wireless signals in cellular and wireless communications networks. Some of these have the potential to be built into the amplifiers, transparently increasing performance; others require larger system-level changes to the base station equipment. It is not clear which, if any, of these technologies will be adopted, or what effects they will have on the suppliers of radio frequency amplifiers.

However, the primary uncertainty in this market revolves around the timing of the infrastructure build-out and the network type(s) that will be built. We are aware of the timing issue and are developing products, and establishing alliances in order to secure the potential and/or technical ability to react to current and planned network architectures and amplifier technologies.

The timing of major network build-outs is uncertain, in different parts of the world, for different reasons. In North America, where a number of competing network technologies coexist, the move to third generation is expected to be slower than in other geographies. In Europe, where a unified GSM system already exists, several large carriers have committed huge amounts of money for third generation frequency spectrum allocation, but now they may not be able to afford to build it out quickly, and the GPRS

Second generation systems offer many of the same benefits. In Asia, China is beginning a very large push to expand their 2G networks with virtually all suppliers in the world competing for the business, and Korea is planning a third generation push this year (2002).

There is general consensus that the third generation networks will prevail within a few years, but there have been some disappointments in the early technology trials, and most of the currently-envisioned applications can run well enough on second generation networks.

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

Our operations have been successfully funded to date by cash flow, equity funding and to a certain extent debt financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our fast growth strategy. The can be no assurance that the past trend will continue, which would significantly affect the financial condition of our company.

Our business in Korea is transacted on the basis of "L/C at sight" (letter of credit, payable when the product ships our plant). As we expand and diversify our business geographically, different business models are used by different cultures. Our US and European business is typically on "net 30" terms, and China-based customers are demanding even longer payment terms. As our business grows and expands, accounts receivable and financing sales become more relevant cash management issues for our company.

Significant Customers

We had sales of approximately $2,992,000 for the year ended December 31, 2002. Five customers accounted for approximately 79% of these sales. Of these five customers, one has gone bankrupt and we cannot expect any further sales from that customer. The volume of sales from two Korean customers has decreased significantly because of the increased competition in the Korean market and because of the overall slowdown in the telecommunications industry, including spending on telecommunication infrastructure. We are expecting a significant decrease in sales from the Korean market. We expect that there will be increased competition in other markets where we sell our products and, as a result, we have to diversify our customer base so that we are less reliant on a small number of customers in the future. If we are unable to successfully diversify our customer base, our ability to generate revenues may be significantly decreased if we lose one or more of any significant customers we may have in the future.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into fiscal 2003. Management projects that we may require an additional $3.0 to $3.5 million to fund our ongoing operating expenses, working capital requirements for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months

Sales and Marketing	$250,000 - $350,000
General and Administrative	$350,000 - $400,000
Engineering research and development	$650,000 - $750,000
Aged Payables	$600,000 - $1,000,000
Operations	$350,000 - $400,000
Working capital	$800,000 - $1,000,000
Total	$3,000,000 - $3,500,000

As at December 31, 2002, we had a working capital deficiency of $394,917. In November and December, 2002, we effected a debt private placement of $605,435 (CDN$956,323). This financing and the cash flows which we receive from our ongoing sales will enable us to address a portion of our aged payables, continue with the support of existing clients and sales and marketing activity until June, 2003. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the balance of fiscal 2003, primarily through the private placement of our securities or through increasing our internally generated cash flows by increasing our sales. We do not anticipate that we will be able to completely satisfy any of these funding requirements internally unless we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards 141, "Business Combinations", and FAS 142, "Goodwill and other Intangible Assets". Under FAS 141, intangible assets acquired in a business combination should be identified and recognized apart from goodwill when they arise from either contractual or other legal rights or they can be separated from the acquired enterprise and sold, transferred, licensed, rented or exchanged, either individually or with a group of related assets or liabilities. Under FAS 142, goodwill and intangible assets having indefinite lives are not amortized and tested for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

We have adopted Financial Accounting Standard 141 and 142 effective January 1, 2002. As of the date of adoption, we had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $185,400 ($0.01 per share), from that which would have been otherwise calculated, for the year ended December 31, 2002. In accordance with the requirements of Financial Accounting Standard 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for 2001 would have decreased by $185,400 to $1,912,614 or ($0.07 per share).

We consider ourself to operate as a single reporting unit. At January 1, 2002, we had completed our initial assessment of goodwill impairment and had concluded that the fair value of the reporting unit exceeds its carrying value and accordingly, no impairment of the carrying value of goodwill is required to be recorded. We also performed its annual goodwill impairment test on December 31, 2002 and concluded that no impairment charge was required.

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard 143, "Accounting for Asset Retirement Obligations", which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Financial Accounting Standard No. 143 is effective for fiscal years beginning after June 15, 2002. Currently, we do not believe that the adoption of this accounting pronouncement will impact our financial results.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Financial Accounting Standard 148 amends the disclosure requirements of Financial Accounting Standard 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Financial Accounting Standard 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. We have adopted the disclosure provisions of Financial Accounting Standard 148 in our consolidated audited financial statements, as disclosed in note 3(p) to the consolidated audited financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 2002, the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment and goodwill's recoverable amounts.

Inventory is carried at the lower of cost, determined on an average cost method, and market. Market is considered to be replacement cost for raw materials and net realizable value for work in progress and finished goods. The cost of work in progress and finished goods includes the cost of raw material, direct labor, and an appropriate allocation of related overhead. We provide an allowance that we consider to be reasonable for its non-moving or slow moving inventory items and for items with expected future realizable value lower than cost. Changes in customer demands and requirements in the short term could reduce product demand and prices having a material impact on future realizable value of inventory.

Equipment is recorded at cost less accumulated depreciation. We review these assets for impairments when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. As actual future net cash flows are uncertain, the estimation process requires us to make reasonable assumptions about future economic trends and events. These trends and events are substantially outside of our control. To the extent that the expected future cash flows generated by the asset are reduced, we may be required to record an impairment charge against the carrying value of the equipment.

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to our reporting units that are expected to benefit from the synergies of the business combination. Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations. We consider ourselves to operate as a single reporting unit. Fair value of the reporting unit is measured by reference to such factors as estimated future cash flows and the market value of our common shares. Changes in these factors could impact future impairment conclusions.

On an ongoing basis, we record our best estimate of our warranty obligations related to products sold. A liability for estimated warranty expense is established by a charge against costs of goods sold at the time revenue is recognized as the products are sold. These estimates are made after the consideration of contractual warranty obligations and historical experience. The subsequent actual costs incurred for warranty claims serve to reduce the product warranty liability that we have estimated. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. Additional costs or estimates will be recognized as determinable.

We recognize revenue when criteria specified in generally accepted accounting principles have been met. Specifically, revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is determinable and collectability is reasonably assured, which is upon the later of shipment or when title passes to the customer depending on the contractual terms. We do not enter into sales arrangements having post contract customer support or rights of return. We record deferred revenue when cash is received in advance of the revenue recognition criteria (discussed above) being net. Although we have no current intention of doing so, changes in our business model could impact the timing of recognition in our consolidated financial statements.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of KPMG, LLP. for the audited consolidated financial statements for the years ended December 31, 2002 and 2001.

Independent Auditor's Report of KPMG, LLP, dated February 7, 2003.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2002 and 2001.

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY WIRELESS CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Years ended December 31, 2002 and 2001

AUDITORS' REPORT

To the Stockholders
Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as at December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 2 to the financial statements, the Corporation has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 4 to the financial statements, the Corporation changed its method of amortizing goodwill in 2002.

/s/ KMPG LLP

 Chartered Accountants
Vancouver, Canada
February 7, 2003

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)
Years ended December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$335,818	$1,012,430
Restricted cash (note 9)	88,160	80,000
Accounts receivable (less allowance for doubtful accounts of $33,059 in 2002 and $55,873 in 2001)	231,505	263,747
Government grant receivable	29,197	26,457
Inventory (note 7)	461,385	519,516
Prepaid expenses and deposits	39,040	38,643
Other receivable (note 6)	-	18,241

	1,185,105	1,959,034

Deferred financing cost	38,994	-
Equipment, net (note 8)	211,700	276,909
Patents	8,507	-
Goodwill (note 4)	741,596	741,596

	$2,185,902	$2,977,539

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 9)	$101,411	$238,667
Accounts payable and accrued liabilities (note 10)	1,244,377	658,583
Loans payable (note 12)	202,514	-
Product warranty (note 3(n))	31,720	31,500
Obligations under capital leases	-	45,900

	1,580,022	974,650

Convertible debenture (note 11)	137,247	-
Loans payable (note 12)	-	74,451
Obligations under capital leases	-	3,488

	1,717,269	1,052,589
Stockholders' equity:
Common stock, $0.001 par value 100,000,000 authorized, 35,016,894 (2001 - 30,915,704) issued and outstanding	35,017	30,916
Additional paid-in capital	15,811,919	14,896,893
Share subscription receivable (note 15)	-	(90,600)
Deferred stock compensation	-	(199,198)
Accumulated deficit	(15,495,130)	(12,830,289)
Accumulated other comprehensive income:
Cumulative translation adjustments	116,827	117,228

	468,633	1,924,950

	$2,185,902	$2,977,539

Future operations (note 2)

Commitments (note 16)

Contingent liabilities (note 19)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:
Director	Director

UNITY WIRELESS CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

	2002	2001

Net sales	$2,991,971	$3,544,770
Cost of goods sold (includes stock-based compensation ($30,898) in 2002 and $30,548 in 2001 and excludes depreciation shown separately below)	2,723,526	2,570,454
	268,445	974,316

Expenses:
Research and development (includes stock-based compensation ($116,747) in 2002 and $152,436 in 2001)	1,427,343	842,487
Government grant (note 19)	(192,986)	(52,036)
Sales and marketing (includes stock-based compensation ($89,321) in 2002 and $112,331 in 2001)	327,141	515,305
Depreciation and amortization	89,580	288,924
Exchange loss (gain)	51,311	(49,258)
Interest expense	26,716	5,890
General and administrative (includes stock-based compensation ($106,037) in 2002 and $360,139 in 2001)	1,246,510	1,844,146

	2,975,615	3,395,458

Operating loss for the year	(2,707,170)	(2,421,142)

Interest earnings	2,617	43,545

Other earnings	39,712	12,079

Loss from continuing operations	(2,664,841)	(2,365,518)

Discontinued operations:
Gain from discontinued operations (note 5)	-	267,504

Loss for the year	$(2,664,841)	$(2,098,014)

Comprehensive loss:
Loss for the year	$(2,664,841)	$(2,098,014)
Currency translation adjustment	(401)	118,802

Comprehensive loss	$(2,665,242)	$(1,979,212)

Basic and diluted earnings (loss) per common share (note 14(c)):
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	-	0.01

	$(0.08)	$(0.08)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

	Common Stock	Common stock issues and outstanding	Additional paid-in capital	Subscription receivable	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity

Balance December 31, 2000	25,743,153	$ 25,743	$ 13,251,498	$ -	$ (89,719)	$ (10,732,275)	$ (1,574)	$ 2,453,673

Issued for services rendered (note 14(a))	25,000	25	6,975	-	-	-	-	7,000
Issued pursuant to private placement	5,147,551	5,148	921,389	-	-	-	-	926,537
Share issue costs	-	-	(47,902)	-	-	-	-	(47,902)
Compensation expense of options and arrants	-	-	655,454	-	-	-	-	655,454
Deferred stock compensation	-	-	109,479	-	(109,479)	-	-	-
Loss for the year	-	-	-		-	(2,098,014)	-	(2,098,014)
Currency translation adjustment	-	-	-		-	-	118,802	118,802
Comprehensive loss								(1,979,212)
Share subscription receivable for issuance pursuant to private placement (note 15)	-	-	-	(90,600)	-	-	-	(90,600)

Balance December 31, 2001	30,915,704	30,916	14,896,893	(90,600)	(199,198)	(12,830,289)	117,228	1,924,950

Issued on exercise of options and warrants	1,783,333	1,783	448,884	-	-	-	-	450,667
Issued pursuant to private placement	2,317,857	2,318	646,682	-	-	-	-	649,000
Share issue costs	-	-	(156,591)	-	-	-	-	(156,591)
Warrants issued as financing cost on private placement	-	-	38,994	-	-	-	-	38,994
Compensation expense of options and warrants	-	-	(343,003)	-	-	-	-	(343,003)
Beneficial conversion option on convertible debenture	-	-	479,258	-	-	-	-	479,258
Deferred stock compensation	-	-	(199,198)	-	199,198	-	-	-
Loss for the year	-	-	-	-	-	(2,664,841)	-	(2,664,841)
Currency translation adjustment	-	-	-	-	-	-	(401)	(401)
Comprehensive loss								(2,665,242)
Repayment of share subscription receivable (note 15)	-	-	-	90,600	-	-	-	90,600

Balance December 31, 2002	35,016,894	$ 35,017	$ 15,811,919	$ -	$ -	$ (15,495,130)	$ 116,827	$ 468,633

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

	2002	2001

Operations:
Loss for the year	$(2,664,841)	$(2,098,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on convertible loan	11,070	-
Amortization of goodwill	-	185,399
Depreciation and amortization	89,580	103,525
Forgiveness of debt	(74,451)	-
Forgiveness of lease obligation	(135,005)	-
Loss on disposal of assets	209,296	-
Shares issued for services rendered (note 14(a))	-	7,000
Stock-based compensation	(343,003)	655,454
Provision for loan receivable (note 6)	-	85,611
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	(29,502)	(43,708)
Inventory	58,131	(56,104)
Prepaid expenses	(397)	(24,334)
Accounts payable and accrued liabilities	585,794	(70,224)
Product warranty	-	(591,997)
Other receivable	18,241	43,259

	(2,275,087)	(1,804,133)

Investments:
Acquisition of equipment	(61,527)	(96,545)
Acquisition of patents	(8,507)	-
Loan receivable	-	118,823
Restricted cash (note 9)	(8,160)	20,000

	(78,194)	42,278

Financing:
Bank indebtedness	(137,256)	(38,144)
Loans payable	202,514	(83,642)
Repayment of capital lease obligation	(49,388)	(12,850)
Cash proceeds on issuance of convertible debenture	605,435	-
Repayment of share subscription receivable	90,600	-
Cash proceeds on issuance of common shares	1,099,667	835,937
Share issue costs	(156,591)	(47,902)

	1,654,981	653,399

Effect of foreign exchange rate changes on cash and cash equivalents	21,688	118,802

Decrease in cash	(676,612)	(989,654)

Cash, beginning of year	1,012,430	2,002,084

Cash, end of year	$335,818	$1,012,430

Supplementary information (note 20)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

1. Nature of business:

Unity Wireless Corporation (the "Corporation") was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation ("Sonic Delaware"). Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000. The Corporation is a designer, developer and manufacturer of wireless technologies and produces its high power linear radio frequency (RF) amplifiers. High power linear RF amplifiers are used in both mobile and fixed wireless voice, Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging and WLL (Wireless Local Loop) frequencies.

2. Future operations:

During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $2,664,841 (2001 - $2,098,014) and used cash in operations of $2,275,087 (2001 - $1,804,133). In addition, at December 31, 2002, the Corporation has a working capital deficiency of $394,917.

The Corporation is investing in new technologies for medium and long-term strategic positioning. A recent licensing partnership (note 19(b)(i)), and ongoing investigations of new technologies designed to increase the linearity and efficiency of RF amplifiers when designed into the Corporation's products, is expected to provide a competitive edge in both pricing and performance. The resulting products, planned for introduction starting in early 2003, will be sold to existing customers and are also expected to open new opportunities for the Corporation as it projects growth in the market for third generation digital wireless ("3G") infill products (repeaters, micro-cells and smart antennas) in 2003. The Corporation's medium term strategy is to leverage this technology to increase sales and establish technical credibility in the 3G market over the next nine to eighteen months.

The Corporation's 3G feedforward LPA, is also expected to allow the Corporation to market to new markets, in particular with base station manufacturers, in the medium to longer term. The feedforward and other new technologies will target OEMs of cellular systems and will be design-in products.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. At December 31, 2002, the Corporation will require additional financing to continue to operate at current levels throughout 2003. Accordingly, the Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Corporation will be successful. If it is not, the Corporation will be required to reduce operations or liquidate assets. The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

3. Significant accounting policies:

(a) Principles of consolidation:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Unity Wireless Systems Corp. ("Unity Systems"). All significant intercompany accounts and transactions have been eliminated.

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

(c) Financial instruments:

At December 31, 2002, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, other receivable, accounts payable and accrued liabilities, and loans payable. The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This statement requires the Corporation to recognize derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value. The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2002.

(d) Cash and cash equivalents:

Cash equivalents include short-term deposits, which are all highly liquid securities with a term to maturity of three months or less when acquired. Short-term deposits are valued at cost.

(e) Inventory:

Inventory is carried at the lower of cost, determined on an average cost method, and market. Market is considered to be replacement cost for raw materials and net realizable value for work in progress and finished goods. The cost of finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

3. Significant accounting policies (continued):

(f) Equipment:

Equipment is stated at cost. Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate

Computer equipment and software	30%
Furniture and fixtures	20%
Production and R&D equipment	20%

Leasehold improvements are stated at cost and depreciated over the term of the lease on a straight-line basis.

(g) Patents:

Consideration paid for acquiring patents is amortized on a straight-line basis over three years commencing with the date the patents are granted.

(h) Goodwill:

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

Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of a reporting unit exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations before extraordinary items and discontinued operations.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

3. Significant accounting policies (continued):

(i) Impairment of long-lived assets and long-lived assets to be disposed of:

Long-lived assets, such as equipment and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(k) Advertising costs:

Advertising costs are expensed as incurred. The Corporation incurred advertising expenses of $24,870 in 2002 and $95,259 in 2001.

(l) Foreign currency translation:

The Corporation's functional or primary operating currency is the Canadian dollar while the reporting currency in the consolidated financial statements is the United States dollar. The Corporation's financial statements are prepared in Canadian dollars before translation to the US dollar reporting currency. The Corporation translates transactions in currencies other than the Canadian dollar into Canadian dollar amounts at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rate in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts reported in Canadian dollars have been translated into US dollars as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation to the reporting currency are accumulated in cumulative translation adjustments, a separate component of stockholders' equity.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

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

(o) Research and development:

Research and development costs are expensed as incurred.

(p) Stock option plan:

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", to account for its employee plan stock option grants. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned.

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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

3. Significant accounting policies (continued):

(p) Stock option plan (continued):

Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below.

	2002	2001

Loss for the year, as reported	$(2,664,841)	$(2,098,014)

Total stock-based employee compensation expense determined under fair value based method for all awards	(17,475)	(844,420)

Pro forma loss	$(2,682,316)	$(2,942,434)

Basic and diluted loss per common shares, net as reported	$(0.08)	$(0.08)
Pro forma	(0.08)	(0.11)

The fair value of each option granted in 2002 and 2001 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 148% (2001 - 156%) based on weekly stock price; risk-free interest rate of 3.25% (2001 - 3.25%) and an expected life of four years.

The weighted-average fair value of options granted during 2002 and 2001 was $0.16 and $0.33 respectively.

(q) Loss per common share:

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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

3. Significant accounting policies (continued):

(r) Government assistance:

Government assistance consists of government grants. Government grants are received from an agency of the Government of Canada for a specific research and development project approved by the agency. The grant is the reimbursement of cost incurred for the pre-approved project. The Corporation follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or credited against expenses incurred in the statement of operations, as determined by the terms and conditions of the agreement under which the assistance is provided to the Corporation and the nature of the costs incurred. Government assistance is recognized when receipt of the assistance is reasonably assured. Reasonable assurance is based on the Corporation's past experience with claims and collections. Certain government assistance has a contingent liability for repayment. The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

(s) Comprehensive loss:

Comprehensive loss measures all changes in stockholders' equity excluding capital transactions. For the periods presented, other comprehensive loss comprises of only foreign currency translation.

(t) Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(u) Recent pronouncements:

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143"), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. Currently, the Corporation does not believe that the adoption of this accounting pronouncement will impact its financial results.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. The Corporation has adopted the disclosure provisions of FAS No. 148 in these consolidated financial statements, as disclosed in note 3(p).

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

4. Change in accounting policy:

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

The Corporation has adopted FAS 141 and 142 effective January 1, 2002. As of the date of adoption, the Corporation had unamortized goodwill in the amount of $741,596. This change in accounting policy resulted in a reduction in amortization expense related to goodwill of $185,400 ($0.01 per share), from that which would have been otherwise calculated for the year ended December 31, 2002. In accordance with the requirements of FAS 142, this change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. If this change in accounting policy had been applied retroactively, net loss for 2001 would have decreased by $185,400 to $1,912,614 ($0.07 per share).

The Corporation considers itself to operate as a single reporting unit. At January 1, 2002, the Corporation had completed its initial assessment of goodwill impairment and had concluded that the fair value of the reporting unit exceeds its carrying value and accordingly, no impairment of the carrying value of goodwill is required to be recorded. The Corporation also performed its annual goodwill impairment test on December 31, 2002 and concluded that no impairment charge was required.

5. Discontinued operations:

On April 30, 2001, the Corporation disposed of its remaining interest in Sonem. Sales for Sonem products during 2001 was nil.

On June 12, 2001, the Corporation also disposed of its last non-amplifier operation, the Unilinx business, to Horton Automation Inc. ("Horton"), a British Columbia, Canada corporation. The Corporation sold all of its assets and undertakings involved in the Unilinx business. The assets involved include inventory, equipment and intellectual property of the business. The purchase price is being paid over time on a percentage of future sales basis within a period of two years until June 12, 2003. The Corporation has not recorded the consideration as it is contingent on Horton generating sales for the Unilinx product. Consequently, the Corporation recorded a loss on the disposition of the Unilinx business. Sales for Unilinx products during 2001 were nil (2000 - $125,425).

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

5. Discontinued operations (continued):

Therefore, in summary, the gain (loss) from discontinued operations presented in the consolidated statements of operations are comprised of the following:

	Unilinx	Sonem	UWIC	2001 Total

Gain (loss) on disposal	$(165,125)	$432,629	$-	$267,504
Gain (loss) from discontinued operations	-	-	-	-

Gain (loss) on disposal	$(165,125)	$432,629	$-	$267,504

6. Loan receivable:

The Corporation had a loan receivable from Cobratech Industries Inc. ("Cobratech"), a company which had two former common directors, the original principal amount being $200,000. Interest was payable to the Corporation at 1% per month, calculated monthly not in advance. The loan was secured by a general security agreement which included all of the personal and real property of Cobratech. The loan was repayable upon demand. Cobratech repaid the Corporation $122,222 in 2001, and agreed to repay the balance in 2002, repaying 10% of all funds received from any future financing it received. As at December 31, 2001, the Corporation recorded an $85,611 provision on the remaining balance for uncollectibility because of uncertainty with regard to future operations, profitability and cash flows of Cobratech. The Corporation received 428,053 common shares of CTI Diversified Holdings Inc. ("CTI"), the OTC-BB listed parent company of Cobratech as final settlement of the outstanding loan, representing less than 3% of CTI's issued and outstanding shares. These shares are not registered with the Securities Exchange Commission ("SEC") and cannot be sold, transferred or exchanged by the Corporation. This settlement has been recorded in these consolidated financial statements at the fair value of the investment received, which was nominal at the date of the transaction.

7. Inventory:

	2002	2001

Raw materials	$317,411	$261,220
Finished goods	143,974	258,296

	$461,385	$519,516

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

8. Equipment:

Equipment consists of the following:

		2002		2001

	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$145,721	$81,782	$162,004	$70,479
Computer software	84,290	49,159	48,406	39,386
Furniture and fixtures	49,537	18,934	43,116	12,379
Leasehold improvements	31,926	10,184	23,623	2,784
Production and R&D equipment	99,405	39,120	154,894	30,106

	$410,879	$199,179	$432,043	$155,134

Net book value	$211,700		$276,909

9. Bank indebtedness:

In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a $79,300 (CDN$125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a $79,300 (CDN$125,000) guaranteed investment certificate and a general security interest in all the Corporation's assets. In March 2002, the Corporation arranged for a $750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

At December 31, 2002, the Corporation also had $8,860 (2001 - nil) of cash held in trust with regards to venture capital fundraising. This amount has been classified as restricted cash at year-end.

10. Accounts payable and accrued liabilities:

	2002	2001

Trade accounts payable	$1,016,759	$415,164
Accrued liabilities	227,618	243,419

	$1,244,377	$658,583

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

11. Convertible debenture:

During November and December, 2002, the Corporation realized gross cash proceeds of $605,435 (CDN$956,323), from the issuance of 10% redeemable convertible notes of the Corporation plus 6,375,483 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933. The debenture is convertible at the option of the holder. The agreements were signed on November 20, 2002 and December 20, 2002 and the notes mature on March 15, 2004. Interest on these notes is payable when the notes are fully converted or redeemed. At the option of the Corporation, the Corporation may make quarterly interest payments and redeem the notes in cash or in shares of the Corporation's common stock. The conversion price of the notes is $0.09 (CDN$0.15).

Each warrant entitles the holder to purchase one of the Corporation's common shares and is exercisable at a price of $0.09 (CDN$0.15) on or before March 15, 2004, on which date the warrants will expire.

For accounting purposes, the Corporation has calculated the fair value of warrants issued using the Black-Scholes model and the intrinsic value of the beneficial conversion feature which amounts aggregate $479,258, and has recorded these values as additional paid-in capital. The intrinsic value is the amount by which the fair value of the underlying common shares at the date of the agreement exceeds the value of shares issuable based on the carrying value of the debenture after reducing for the fair value of the warrants. The remaining balance of $126,177 has been recorded as a liability. The carrying value of the liability is being accreted to the redemption value of the notes over the period from November and December 20, 2002 to the initial maturity dates of March 15, 2004. Accretion of $11,070 has been recorded as a charge to the statement of operations as interest expense, and an increase in the carrying value of the debenture, in the period ended December 31, 2002.

Advisors to the private placement are entitled to a share commission of 10% on the face value of the notes. As of December 31, 2002 shares 553,215 shares were due to be issued to advisors as commission. These share subscriptions were recorded as a deferred financing cost against additional paid-in capital.

12. Loans payable:

	2002	2001

Government of Canada - Ministry of Western Economic Diversification (a)	$-	$74,451
Promissory notes (b)	202,514	-

	202,514	74,451
Current portion	202,514	-

	$-	$74,451

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

12. Loans payable (continued):

(a) Government of Canada:

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

321373 B.C. Ltd. had agreed to repay this loan by allocating 40% of royalty payments from Unity Systems. Royalties were payable by Unity Systems at the rate of 3.5% of net sales of Sonem by Unity Systems, including a deduction for warranty or replacement costs. As of the date of the disposal of the Sonem business by Unity Systems (see note 5), royalties owing to 321373 B.C. Ltd. did not exceed accumulated warranty or replacement costs, and following this date no further royalties became payable. 321373 B.C. Ltd. has assets valued at CDN$1 was dissolved in 2002. The Corporation wrote off the loan in 2002 as forgiveness of debt.

(b) Promissory notes:

As at December 31, 2002, the Corporation was indebted to three parties for $202,514 by way of promissory notes at interest rates ranging from 9.5% to 12% per annum. The promissory notes are repayable during 2003, except for one promissory note totaling $100,000 which is repayable on demand.

13. Other earnings:

During the year ended December 31, 2002, the Company recognized a gain of approximately $47,232 (CDN$74,451) on an extinguishment of debt which is included in other income.

14. Common stock:

Authorized share capital:

100,000,000 common stock at par value of $0.001 per share

5,000,000 preferred stock at par value of $0.001 per share

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

14. Common stock (continued):

(a) Shares issued for services:

In 2001, the Corporation issued 25,000 common shares having a market value of $7,000 for services rendered. The shares were assigned a value equal to their market value determined by the closing trading price of the common stock on the date of issuance. The assigned value has been recorded by a charge against operations.

(b) Escrowed shares:

301,982 shares are held in escrow pursuant to the terms of an Escrow Agreement dated December 24, 2001 until November 16, 2003. On May 16, 2002, 75,495 escrowed shares were released from the terms of the Escrow Agreement. Thereafter, an additional 75,495 escrowed shares will be released every six months until November 16, 2003. As at December 31, 2002, 150,992 shares remain held in escrow.

(c) Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2002	2001

Numerator:
Loss from continuing operations	$(2,664,841)	$(2,365,518)
Gain from discontinued operations	-	267,504

Denominator:
Weighted average number of:
Common shares outstanding	33,269,173	25,855,025

Basic and diluted loss per common share:
Continuing operations	$(0.08)	$(0.09)
Discontinued operations	-	0.01

For the years ended December 31, 2002 and 2001, all of the Corporation's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

14. Common stock (continued):

(d) Stock option plan:

During the year ended December 31, 1998, the Corporation established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced on December 6, 1999, by a new stock option plan ("1999 Plan") pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000 the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan. As of December 31, 2002 this maximum number was 8,404,055. On August 8, 2002 the Board of Directors further amended and restated the 1999 Plan, subject to shareholder approval at the next Annual General Meeting, to create a new plan ("2002 Plan"). The 2002 Plan, when ratified, will authorize the maximum issuance of shares of the Corporation's common stock upon exercise of options granted under the 2002 Plan to be set at 6,903,378. Any increase to the maximum number, in the future, would have to be approved by the shareholders at subsequent shareholder meetings.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of the corporation of (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

The Corporation grants options in U.S. dollars when the functional currency of the Corporation and the currency in which employees are paid is the Canadian dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

The Corporation grants options to non-employees. For these non-employee options, compensation expense is recognized using the fair value-based method of accounting per SFAS No. 123. The fair value of non-employees grants in 2002 and 2001 was calculated using the Block-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 148% (201 - 156%) based on weekly stock price; risk-free interest rate of 3.25% (2001 - 3.25%) and expected lives between 1 to 5 years.

Included in expenses for 2002 is total stock-based compensation (recovery) of $(343,003) (2001 - $655,454).

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

14. Common stock (continued):

(d) Stock option plan (continued):

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options

	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2000	1,981,123	4,454,666	$ 0.67
Options granted	(2,084,500)	2,084,500	0.18
Options expired	2,198,416	(2,198,416)	(1.12)
Increase in reserved for issuance	1,293,211	-	-

Balance, December 31, 2001	3,388,250	4,340,750	0.20

Options granted	(2,150,000)	2,150,000	0.20
Options exercised	-	(383,334)	0.17
Options expired	995,999	(995,999)	0.27
Increase in reserved for issuance	1,058,389	-	-

Balance, December 31, 2002	3,292,638	5,111,417	$ 0.20

The following table summarizes information about stock options under the plan outstanding at December 31, 2002:

Options Outstanding			Options Exercisable

Range of exercise prices	Number outstanding at December 31, 2002	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at December 31, 2002	Weighted average exercise price

$0.14	1,310,000	4.80	0.14	86,250	$0.14
$0.15	40,000	5.00	0.15	-	$0.15
$0.17	2,594,000	3.05	0.17	1,673,583	$0.17
$0.20	100,000	4.75	0.20	25,000	$0.20
$0.23	155,000	4.00	0.23	51,667	$0.23
$0.24	25,000	4.75	0.24	2,083	$0.24
$0.25	40,000	4.56	0.25	5,833	$0.25
$0.29	96,667	4.75	0.29	8,056	$0.29
$0.30	75,000	4.75	0.30	6,250	$0.30
$0.31	150,000	4.50	0.31	25,000	$0.31
$0.33	10,000	4.25	0.33	2,500	$0.33
$0.35	50,000	4.45	0.35	9,167	$0.35
$0.38	397,000	2.83	0.38	287,250	$0.38
$1.00	68,750	0.25	1.00	68,750	$1.00

	5,111,417	3.65	$0.21	2,251,389	$0.23

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

14. Common stock (continued):

(d) Stock option plan (continued):

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

(e) Warrants:

	Outstanding warrants	Weighted average exercise price

Balance, December 31, 2000	-	$-

Warrants issued (i)	5,647,551	0.30

Balance, December 31, 2001	5,647,551	0.30

Warrants issued ((ii), (iii), (iv) and (v))	9,430,269	0.20
Warrants exercised (i)	(1,399,999)	(0.50)
Warrants expired (i)	(500,000)	(0.30)

Balance, December 31, 2002	13,177,821	$0.23

As at December 31, 2002, the Corporation has warrants outstanding to purchase 13,177,821 common shares at exercise prices ranging from $0.09 (CDN$0.15) to $0.35 per share.

(i) 5,147,551 warrants, which were issued in December, 2001 with an exercise price of $0.30 each, may be callable for exercise by the Corporation at any time after the closing price for the Corporation's common stock is equal to or exceeds $0.75 for at least ten consecutive trading days. After the issuance of these warrants, the share price level has not reached $0.75. These warrants expire in December 2003. On July 2, 2002, 899,999 of these warrants were exercised by certain shareholders at $0.30. On August 20, 2002, a further 500,000 of these warrants were exercised by certain shareholders at $0.30. The exercise price of the above 3,747,552 un-exercised warrants was re-priced to CDN$0.35 for 30 days after unanimous warrant holder approval was obtained on October 4, 2002. No warrants were subsequently exercised during the 30 day period and the original terms were re-instated on November 4, 2002. These warrants had not been previously issued in connection with the provision of employment or consulting services.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

14. Common stock (continued):

(e) Warrants (continued):

(ii) 2,454,786 warrants, which were issued on May 15, 2002 with an exercise price of $0.35 each, may be callable for exercise by the Corporation at any time after the closing price for the Corporation's common stock is equal to or exceeds $1.50 for at least ten consecutive trading days. As of December 31, 2002, the share price level has not reached $1.50. These warrants expire in May 2003. The exercise price of the above un-exercised warrants was re-priced to CDN$0.35 for 30 days after unanimous warrant holder approval was obtained on October 4, 2002. No warrants were subsequently exercised during the 30 day period and the original terms were re-instated on November 4, 2002. These warrants had not been previously issued in connection with the provision of employment or consulting services. Of the total warrants issued, 136,929 warrants were issued as a finders fee. The fair value of these warrants was calculated to be $38,994 based on the Black-Scholes pricing model and were recorded as share issue costs against additional paid-in capital.

(iii) On August 23, 2002, 100,000 fully vested warrants with an exercise price of $0.19 each were issued as commission pursuant to a financing. The financing did not materialize and the fair value of these warrants was recognized as compensation expense. These warrants expire August 2006.

(iv) On September 13, 2002, 500,000 fully vested warrants with an exercise price of $0.17 were issued pursuant to a consulting agreement. The fair value of these warrants was recognized as compensation expense. These warrants expire September 2005.

(v) 6,375,483 fully vested warrants with an exercise price of $0.09 (CDN$0.15), of which 5,422,567 were issued on November 20, 2002 and 952,916 were issued on December 20, 2002 pursuant to a convertible debenture financing, expire on March 15, 2004.

15. Share subscription receivable:

The Corporation advanced $90,000 to an officer of the Corporation for the subscription of 500,000 units in conjunction with the private placement completed on December 24, 2001. The loan principal plus interest of $600 was repaid on August 20, 2002.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

16. Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2003	$84,358
2004	78,862
2005	51,593
2006	-
2007	-
Thereafter	-

$214,813

In 2002, rent expense was $81,848 (2001 - $74,523).

17. Income taxes:

At December 31, 2002, the Corporation has US tax net operating losses approximating $2,108,266 which will begin to expire in 2018. The Corporation may have incurred "ownership changes" pursuant to applicable Regulations in effect under Section 382 Internal Revenue Code of 1986, as amended. Therefore, the Corporation's use of losses incurred through the date of these ownership changes may be limited during the carryforward period.

The Corporation has Canadian tax net operating losses of approximately $9,014,000 which expire as follows:

2003	$602,000
2004	1,293,000
2005	146,000
2006	1,217,000
2007	2,548,000
2008	951,000
2009	2,257,000

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

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

17. Income taxes (continued):

Significant components of the Corporation's deferred tax assets as of December 31 are as follows:

	2002	2001

Deferred tax assets:
Net operating loss carry forwards	$4,309,257	$3,375,571
Depreciation/amortization	266,232	133,112
Other	331,596	463,492

Total deferred tax assets	4,907,085	3,972,175
Valuation allowance	(4,907,085)	(3,972,175)

Net deferred taxes	$-	$-

18. Segmented information:

(a) Segment information:

During 2002 and 2001, the Corporation was operating only in the RF power amplifier segment.

(b) Geographic information:

Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows ($000):

	2002	2001

Korea	$1,340	$3,085
China	756	159
Sweden	88	-
United States	774	268
Other	34	33

Total sales	$2,992	$3,545

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

18. Segmented information (continued):

(c) Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2002	2001

Customer A	$649	$1,582
Customer B	515	851
Customer C	406	179
Customer D	404	198
Customer E	394	37
Customer F	-	420

19. Contingent liabilities:

(a) The Corporation is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by an optionholder seeking a declaration that 500,000 options to purchase shares in the common stock of the Corporation held by it have a term of unlimited duration.

The Corporation provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Corporation.

(b) Contingent liability on sale of products:

(i) Under a certain license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies. Royalties are paid between 6% to 7% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product. The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

(ii) Under an agreement with the Government's National Research Council Canada IRAP ("IRAP") program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $308,130 (CDN$483,491) to support the development of a multi-carrier linear power amplifier. During 2002 the Corporation claimed gross proceeds of $192,986 (CDN$302,846) which have been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of $462,194 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2002 and 2001

20. Supplementary information:

(a) Cash flow information:

	2002	2001

Cash paid for:
Interest	$26,716	$5,890
Non-cash financing and investing activities:
Shares issued for services rendered (note 14(a))	-	7,000
Warrants issued as financing cost on private placement	38,994	-
Purchase of equipment funded by obligation under capital lease	164,117	62,237

(b) Allowance for doubtful accounts:

	2002	2001

Opening balance	$55,873	$22,263
Bad debt expense	15,253	51,207
Recoveries and other adjustments	(38,067)	(17,597)

Closing balance	$33,059	$55,873

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Godsy	Director and Chairman of the Board of Directors	48	February 22, 2000
Ilan Kenig	President, Chief Executive Officer and Director	42	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Casey O'Byrne	Director and Vice Chairman of the Board of Directors	48	October 28, 2002
Andrew James Chamberlain	Corporate Secretary	41	October 28, 2002
Ken Maddison	Director	63	October 29, 1998
Robert W. Singer	Director	55	June 22, 2001
Doron Nevo	Director	47	July 11, 2002

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Mark Godsy - Director and Chairman of the Board of Directors

Mr. Godsy previously served as a director and the Chairman of the Board of Directors of our company from May 1993 to November, 1998, and as the Secretary of our subsidiary from May 1993 to July 1995, and from May 1997 to November 1998. Mr. Godsy was also the Chief Executive Officer of our company from February 2000 until November 17, 2000. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both of which are leading Canadian biotechnology firms. From March 1991 to June 1996, Mr. Godsy was the Chief Executive Officer of ID Biomedical Corporation. From July 1996 to February 2001, Mr. Godsy was semi-retired. From February 2001 to August 2001, Mr. Godsy was the Chief Executive Officer of Medcell Biologies Inc. From August 2002 to the present, Mr. Godsy is the Chief Executive Officer of Collective Protection Inc. Mr. Godsy's responsibilities included building executive management teams, coordinating corporate finance activities and strategic positioning. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

Ilan Kenig - President, Chief Executive Officer and Director

Mr. Kenig has over 17 years of legal, venture capital and investment banking experience in New York with specific emphasis in the technology and telecommunications arena. Mr. Kenig, with his experience in international business activities, corporate mergers and acquisitions, joined the company as Vice President of Business Development in December 2001 before assuming the position of President in April 2002. Prior to pursuing international finance activities in New York, Mr. Kenig was a founder of a successful law firm in Tel-Aviv representing mostly technology and telecommunications interests. Mr. Kenig holds a law degree from Bar-Ilan University.

Casey O'Byrne - Director and Vice Chairman of the Board of Directors

Mr. O'Byrne is an attorney practicing law in Edmonton, Alberta, and is a partner in the law firm of Tarrabain O'Byrne & Company. Mr. O'Byrne is also a director and Chairman of the Board of Brocker Technology Group Ltd., a company whose common shares are registered with the Securities and Exchange Commission, which he founded in April 1993. Brocker Technology Group Ltd. is a telecommunications and information technology company listed on the Toronto Stock Exchange.

Ken Maddison - Director

Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of British Columbia in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG between 1977 and 1997. In public practice over the past 30 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the hospitality, real estate, construction, non-profit and insurance industries. From September 1997 to the present, Mr. Maddison has been self-employed as a consultant providing various advisory services. Mr. Maddison currently serves on the boards of International Wayside Gold Mines Ltd., Island Mountain Gold Mines Ltd., Northern Continental Resources Inc., Northern Hemisphere Development Inc. and Golden Cariboo Resources Ltd.

Robert W. Singer - Director

Senator Singer is a New Jersey state senator and serves within the Senate leadership circle as Assistant Majority Leader. Senator Singer is also Vice-Chairman of the Senate Commerce Committee and a member of the Senate Health Committee. In his former duties as an elected representative in the Upper House, Senator Singer was Chairman of the Senate Senior Citizens, Veterans Affairs and Agriculture Committee and was Vice-Chairman of the Senate Environment Committee, and had been appointed to chair the Joint Legislative Biotechnology Task Force and the Software Task Committee. Senator Singer is presently Chairman of the Senate Task Force on Science and Technology, which was established in 2001. On a national level, Senator Singer was also appointed as a member of the Health Committee of the Assembly on Federal Issues of the National Conference of State Legislatures. Members of the Assembly on Federal Issues meet with federal officials and play a key role in developing recommendations on a wide range of national issues that affect state-federal relations. Senator Singer has distinguished himself among his national peers through his recognition and understanding of high technology industries, particularly biotechnology and the economic development, health care, agricultural and environmental benefits this industry offers his state and the nation. The Senator has also been honoured at the national and state level for his leadership and support in promoting the biotechnology industry. Senator Singer currently serves on the boards of Brocker Technology Group Ltd., a company whose common shares are registered with the Securities and Exchange Commission, and Healthchoice Incorporated.

Andrew James Chamberlain - Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison. Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school. Mr. Chamberlain is a director and corporate secretary of Brocker Technology Group Ltd., a company whose common shares are registered with the Securities and Exchange Commission, and a director of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

Doron Nevo - Director

Mr. Nevo brings more than 20 years of business experience in high technology and telecommunications companies to the Board of Unity Wireless. Currently, Mr. Nevo is President and CEO of KiloLambda Technologies, Ltd. an optical subsystems company he founded in early 2001. From July 1999 to January 2001, Mr. Nevo was the President and CEO of D.FourD., Ltd., a venture capital investment company. From March 1996 to June 1999, Mr. Nevo was President and CEO of NKO, Inc. a company he founded that designed and developed a carrier grade IP Telephony system platform and established its own IP network. From February 1992 to February 1996, Mr. Nevo was also President and CEO of Clalcom Ltd., an international telecommunications service provider in Israel which he founded in 1992. Prior to Clalcom, he held various positions with Sprint International Inc. He also serves on the board of a number of companies including Audiocodes, Ltd. (a telecommunication technology company), a company whose common shares are registered with the Securities and Exchange Commission, Elcom Technologies (a manufacturer of Satcom and Digital Radio synthesizers), Notox, Ltd. (a biotech company) and Cellaris, Ltd. (a new materials company). Mr. Nevo received a B.Sc. in Electrical Engineering from the Technion and an M.Sc. in Telecommunications Management from Brooklyn Polytechnic.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2002, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 10. Executive Compensation.

Particulars of compensation awarded to, earned by or paid to:

(a) our chief executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

(the "Named Executive Officers") are set out in the summary compensation table below.

During the year ended December 31, 2002, two (2) individuals served as executive officers at various times: Ilan Kenig and John Robertson. No other persons served as executive officers during the year ended December 31, 2002 and therefore only Ilan Kenig and John Robertson are considered to be "Named Executive Officers". None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during 2002, 2001 or 2000.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Ilan Kenig Chief Executive Officer (2)	2002 2001 2000	$74,943 $6,500 N/A	Nil N/A N/A	Nil N/A N/A	575,000(2) 100,000(2) N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
John Robertson Chief Executive Officer(3)	2002 2001 2000	$30,645 $107,137 $10,300	Nil Nil Nil	Nil Nil Nil	Nil 100,000(4) 275,000(4)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Mark Godsy Chief Executive Officer(5)	2002 2001 2000	Nil Nil $72,000(5)	Nil Nil Nil	Nil Nil Nil	Nil 5,000(6) 200,000(6)	Nil Nil 171,428(5)	Nil Nil Nil	Nil Nil Nil
William Brogdon Chief Executive Officer(7)	2002 2001 2000	N/A N/A N/A	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002. Mr. Kenig was appointed as VP Business Development in November, 2001. Our company did not have a Chief Executive Officer between April 1, 2002 and October 30, 2002. Compensation in 2002 consisted of $35,943 for serving as our Chief Executive Officer and permanent President and $39,000 for serving as our VP Business Development and interim President. Compensation in 2001 consisted of $6,500 for serving as our VP Business Development. Mr. Kenig received 75,000 options on August 23, 2002 for serving as a director of our company and 500,000 options on September 27, 2002 as partial compensation for serving as our Chief Executive Officer. On December 11, 2001, Mr. Kenig received 100,000 options for serving as our VP Business Development.

(3) Mr. Robertson served as or Chief Executive Officer from November 17, 2000 to March 31, 2002.

(4) Mr. Robertson received 200,000 options in December 2000 and 100,000 options in February 2001 as partial compensation for serving as our Chief Executive Officer. He also received 75,000 options in December 2000 as compensation for serving as a director of our company.

(5) Mr. Godsy served as our Chief Executive Officer during the period February 22, 2000 to November 17, 2000. At the end of this period, Mr. Godsy was paid accrued wages in restricted stock (171,428 shares) equivalent to $72,000 on the date of issue.

(6) Mr. Godsy received 200,000 options in December 2000 as compensation for serving as our Chairman of the Board and 5,000 options in June 2001 as compensation for serving on our Compensation Committee.

(7) Mr. Brogdon served as Chief Executive Officer of our company from December 1, 1998 to February 22, 2000.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2002. We have never issued stock appreciation rights. We grant options that vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant. The term of each option granted is generally five years from the date of grant. Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer(2)	575,000(3)	28%	75,000 @ $0.30 and 500,000 @ $0.14	75,000 on August 23, 2007 and 500,000 on September 27, 2007
John Robertson Chief Executive Officer(2)	Nil	Nil	N/A	N/A

(1) The denominator (of 2,050,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002. Mr. Robertson served as our Chief Executive Officer from November 17, 2000 to March 31, 2002.

(3) Ilan Kenig received 75,000 options on August 23, 2002. These options are exercisable at $0.30 per share and vest quarterly over a three year period commencing September 30, 2002. Mr. Kenig received 500,000 options on September 27, 2002. These options are exercisable at $0.14 per share and vest quarterly over a three year period, commencing October, 2002.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.13 per share) and the exercise price of the individual's options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Ilan Kenig(2)	Nil	Nil	179,167	495,833	$0	$0
John Robertson(2)	135,417	$23,021	100,000	Nil	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.13 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002. Mr. Robertson served as our Chief Executive Officer from November 17, 2000 to March 31, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and any of our Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by any Named Executive Officers of our company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of our board of directors or serving on committees of our board of directors. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. We have adopted a policy whereby members of our board of directors receive initial grants of options upon appointment as follows:

Chairman	200,000 options
Director (other than Chairman)	75,000 options
Compensation Committee	5,000 options
Audit Committee	5,000 options

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

During the year ended December 31, 1998 we established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance. This plan was replaced when, on December 6, 1999, we adopted a new stock option plan (the 1999 Stock Option Plan) pursuant to which 5,000,000 common shares were reserved for issuance. On July 5, 2000, the stockholders approved this plan including a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan. As of December 31, 2002, this maximum number was 8,404,055. On August 8, 2002, our board of directors approved a resolution to replace the 1999 Stock Option Plan with an amended and restated plan, entitled the 2002 Amended and Restated Stock Option Plan. The new plan would authorize the issuance of options to purchase an aggregate of 6,903,379 common shares. All outstanding options will be subject to the provisions of the new plan. The new plan will not be adopted until we receive shareholder approval.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of our company or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

During the year ended December 31, 2002, we granted options in U.S. dollars when the functional currency of our company and the currency in which employees are paid is the Canadian dollar. Accordingly, these employee options are considered to be variable options. In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

Stock options become exercisable at dates determined by our board of directors at the time of granting the option and have initial terms of five years.

The fair value of each option granted in the years ended December 31, 2002 and 2001 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 148% (2001 - 156%) based on weekly stock price; risk-free interest rate of 3.25% (2001 - 3.25%) and an expected life of four years. The weighted-average fair value of options granted during the years ended December 31, 2002 and 2001 was $0.16 and $0.33 respectively.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 1, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark Godsy 7575 Carnarvon Street Vancouver, BC V6N 1K5	2,602,079 (2)	7.18%
Ilan Kenig 1859 Spyglass Place Suite 201 Vancouver, BC V5Z 4K6	851,442 (3)	2.4%
Casey O'Byrne 2150, 10060 Jasper Avenue Edmonton, AB T5J 3R8	1,366,667 (4)	3.7%
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	20,000 (5)	Nil*
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	153,125 (6)	Nil*
Robert W. Singer 2110 West County Line Road Jackson, NJ 08527	250,000 (7)	Nil*
Andrew Chamberlain 9222 - 183B Street Edmonton, AB T5J 3Z7	12,500 (8)	Nil*
William Weidman 136 Shorewood Drive Great Neck, NY 11021	8,441,199 (9)	2.01%
CEDE & Co. PO Box 20 Bowling Green Stn New York, NY 10274	22,938,166	64.5%
Directors and Executive Officers as a Group	5,255,813 (10)	13.7%

Nil* - less than 1%

(1) Based on 35,570,109 shares of common stock issued and outstanding as of March 1, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 186,666 shares of common stock, warrants to purchase an aggregate of 479,004 shares of common stock, exercisable within sixty days.

(3) Includes options to acquire an aggregate of 179,167 shares of common stock and warrants to acquire an aggregate of 255,608 shares, exercisable within sixty days. The shares and warrants owned by Ilan Kenig were purchased by him in December, 2001.

(4) Includes options to acquire an aggregate of 33,333 shares of common stock, warrants to purchase an aggregate of 666,667 shares of common stock and a convertible debenture which may be converted into an aggregate of 666,667 shares of common stock, all exercisable within sixty days.

(5) Includes options to acquire an aggregate of 20,000 shares of common stock exercisable within sixty days.

(6) Includes options to acquire an aggregate of 103,125 shares of common stock exercisable within sixty days.

(7) Includes options to acquire an aggregate of 150,000 shares of common stock exercisable within sixty days.

(8) Includes options to acquire an aggregate of 12,500 shares of common stock exercisable within sixty days.

(9) Includes warrants to acquire an aggregate of 3,170,600 shares of common stock exercisable within sixty days and a convertible debenture which may be converted into an aggregate of 3,170,600 shares of common stock.

(10) Includes options to acquire an aggregate of 684,791 shares of common stock, warrants to purchase an aggregate of 1,401,279 shares of common stock and convertible debentures which may be converted into an aggregate of 666,667 shares of common stock, all exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

We made a bridge loan of $200,000 to Cobratech Industries Inc. in November 2000, secured by a security interest in all the personal and real property of Cobratech. At the time of the loan, two of our directors (Mark Godsy and John Anderson) were also directors of Cobratech. Since Cobratech did not repay the full amount of the loan, on October 24, 2001 we filed a lawsuit against Cobratech to recover approximately $88,000. On August 12, 2002, we entered into a settlement arrangement with Cobratech whereby Cobratech would satisfy the obligation by converting the outstanding amounts into shares of its parent, CTI Diversified Holdings, Inc. On December 14, 2002, we received 428,053 shares of CTI Diversified.

Our board of directors agreed to advance $90,000 to John Robertson, the former president, Chief Executive Officer and a director of our company, to enable him to subscribe for 500,000 units in conjunction with the private placement completed on December 24, 2001. The loan principal plus interest was due on December 24, 2003 and was secured by the Units being issued. On May 24, 2002, the units as well as all obligations under this loan were transferred to Mark Godsy, the current Chairman of our board of directors. On August 20, 2002, Mark Godsy repaid and satisfied his obligations under the terms of the loan by repaying the $90,000 principal amount and exercising 500,000 warrants at an exercise price of $0.30 per share for total gross proceeds of $150,000. For financial statement reporting purposes, this loan was recorded as a reduction in stockholders' equity until August 20, 2002, the repayment date.

On October 11, 2001, we filed a registration statement on Form SB-2 covering the resale of certain shares of our common stock and shares of common stock subject to warrants. This Form SB-2 covered 203,315 shares of common stock held by John Robertson, the former president, chief executive officer and d director of our company, and 21,428 shares of common stock held by Mark Godsy, the current Chairman of our board of directors.

On February 15, 2002, we filed a registration statement on Form SB-2 covering the resale of certain shares of our common stock and shares of common stock subject to warrants. This Form SB-2 covered 1,203,315 shares of common stock held by John Robertson, the former president, chief executive officer and d director of our company, and 854,762 shares of common stock held by Mark Godsy, the current Chairman of our board of directors.

Our corporate secretary, Andrew Chamberlain, is a partner in a law firm to which we paid $9,249 for legal services during the year ended December 31, 2002 and $nil during the year ended December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number Description

3.1* Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (1)

3.2* Amended and Restated Bylaws of Unity Wireless Corporation (1)

3.3* First Amendment to Amended and Restated Bylaws of Unity Wireless Corporation (2)

3.4* Second Amendment to Amended and Restated Bylaws of Unity Wireless Corporation (2)

4.1* Consulting agreement among Mueller & company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (3)

4.2* Consulting agreement amendment among Mueller & company, Inc. and Unity Wireless Corporation dated November 15, 2001 (3)

10.1* Asset Purchase Agreement dated October 6, 2000 among Unity Wireless Systems Corporation, a British Columbia, Canada, corporation, 568608 B.C. Ltd., a British Columbia, Canada corporation, Traffic Systems, L.L.C., an Arizona limited liability company, Traffic Safety Products, Inc., an Arizona corporation and James L. Hill (4)

10.2* Intellectual Property License Agreement, dated October 6, 2000, between Unity Systems Corporation, as licensor, and Traffic Systems, LLC, as licensee (4)

10.3* Share Purchase Agreement, dated November 16, 2000 among John Robertson, Mirza Kassam, Chris Neumann, Robert Fetherstonhaugh, Unity Wireless Corporation, Stirling Mercantile Corporation, Peter A. Scott Consulting Ltd., W. Hugh Notman (5)

10.4* Asset Purchase Agreement, dated for reference December 30, 2000, among Unity Wireless Integration Corporation as vendor, Lyma Sales & Management Corp. as purchaser and Unity Wireless Corporation (6)

10.5* Agreement to Redeem Membership Interest, Transfer Intellectual Property and Amend Asset Purchase Agreement, effective April 9, 2001, by and among Traffic Systems, L.L.C., Unity Wireless Systems Corporation, Traffic Safety Products, Inc. and Jim Hill (7)

10.6* 1999 Stock Option Plan, as amended (3)

10.7* Recommended Stock Option Grant Policy for our company (3)

10.8 Form of Private Placement Purchase Agreement, dated November 20, 2002, among Unity Wireless Corporation, Unity Wireless Systems Corporation, and each person or entity listed in 10.11 below. **

10.9 General Security Agreement, dated for reference November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Systems Corporation and Jeffrey Rubin, as Agent. **

10.10 General Security Agreement, dated for reference, November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Corporation and Jeffrey Rubin, as Agent. **

10.11 Form of Secured Convertible Note issued by Unity Wireless Corporation and Unity Wireless Systems Corporation in favour of each of the following: **

S. Heiman	CDN$118,897.50
Casey J. O'Byrne Professional Corporation	CDN$100,000.00
Moshe Rosner	CDN$39,632.50
Jeffrey Rubin	CDN$79,265.00
William N. Weidman	CDN$475,590.00
Chancellor Apartments LLC	CDN$77,625.00
Gabrielle Chaput	CDN$1,000.00
Desmonde Farruga	CDN$500.00
Shalom Torah Centers	CDN$38,812.50
Sid. M. Tarrabain Professional Corporation	CDN$10,000.00
Mokhlis Y. Zaki	CDN$15,000.00

10.12 Licence Agreement, dated April 23, 2002, between Unity Wireless Corporation and Paragon Communications. **

10.13 Agreement, dated July 19, 2002, between Unity Wireless Corporation and Dekolink Wireless Ltd. **

10.14 Manufacturing Agreement, dated July 10, 2002, between Unity Wireless Systems Corporation and Netro Corporation. **

10.15 Strategic Supply Agreement, dated June 19, 2002, between Unity Wireless Systems Corporation and Avtec, AB. **

10.16 Investor Relations Agreement, dated April 10, 2002, between Unity Wireless Corporation and Osprey Partners. **

10.17 Amendment to Investor Relations Agreement, dated September 20, 2002, between Unity Wireless Corporation and Osprey Partners. **

21.1 Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

23.1 Consent of KPMG, LLP. **

99.1 Section 906 Certification under Sarbanes-Oxley Act of 2002**

* Previously filed

** Filed herewith

(1) Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on October 4, 2000.

(2) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on August 30, 2002.

(3) Incorporated by reference to the company's Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

(4) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on October 23, 2000.

(5) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on December 4, 2000.

(6) Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on January 16, 2001.

(7) Incorporated by references to the company's Form SB-2A filed with the Securities and Exchange Commission on May 3, 2001.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig
By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ilan Kenig

Ilan Kenig, President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
April 2, 2003

/s/ Mark Godsy

Mark Godsy, Director and Chairman of the Board of Directors
April 2, 2003

/s/ Casey O'Byrne

Casey O'Byrne, Director and Vice Chairman of the Board of Directors
April 2, 2003

/s/ Ken Maddison

Ken Maddison, Director
April 2, 2003

/s/ Robert W. Singer

Robert W. Singer, Director
April 2, 2003

/s/ Doron Nevo

Doron Nevo, Director
April 2, 2003

CERTIFICATIONS

I, Ilan Kenig, certify that:

1. I have reviewed this annual report on Form 10-KSB of Unity Wireless Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003

/s/ Ilan Kenig
Signature:  Ilan Kenig
Title: President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)