Form 10QSB
period 2003-05-15
UNITY WIRELESS CORP
filed 2003-05-15
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-30620

UNITY WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	91-1940650
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number

7438 Fraser Park Drive, Burnaby, British Columbia, Canada, V5J 5B9
(Address of principal executive offices)

(800) 337-6642
(Issuer's Telephone Number)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Number of shares of common stock outstanding at May 15, 2003: 35,570,109

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 35,570,109 common shares outstanding as at May 15, 2003

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements
(Expressed in United States dollars)

UNITY WIRELESS CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2003 and 2002 (unaudited)
Year ended December 31, 2002

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$439	$335,818
Restricted cash	89,458	88,160
Accounts receivable (less allowance for doubtful accounts of $10,288 (2002 - $33,059))	111,700	231,505
Government grant receivable	11,669	29,197
Inventory (note 3)	643,434	461,385
Prepaid expenses and deposits	44,269	39,040

	900,969	1,185,105
Deferred financing cost	38,994	38,994
Equipment, net	195,176	211,700
Patents	6,382	8,507
Goodwill	741,596	741,596

	$1,883,117	$2,185,902

Liabilities and Stockholders' Equity

Current liabilities:
Bank indebtedness	$124,854	$101,411
Accounts payable and accrued liabilities (note 4)	1,316,983	1,244,377
Loans payable (note 5)	153,046	202,514
Product warranty (note 9(c))	34,065	31,720

	1,628,948	1,580,022

Convertible debenture	166,308	137,247

	1,795,256	1,717,269

Stockholders' equity:
Common stock, $0.001 par value 100,000,000 authorized,
35,570,109 (2002 - 35,016,894) issued and outstanding	35,570	35,017
Additional paid-in capital	15,803,798	15,811,919
Accumulated deficit	(15,916,484)	(15,495,130)
Accumulated other comprehensive income:
Cumulative translation adjustments	164,977	116,827

	87,861	468,633

	$1,883,117	$2,185,902

Commitments (note 8)
Contingent liabilities (note 9)

 See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2003 and 2002

	2003	2002

Net sales	$346,867	$1,482,494
Cost of goods sold (includes stock-based compensation of nil in 2003 and $(19,741) in 2002 and excludes depreciation and amortization shown separately below)	381,319	1,057,570

	(34,452)	424,924

Expenses:
Research and development (includes stock-based compensation of $(17,237) in 2003 and $(65,338) in 2002)	199,924	272,493
Government grant (note 9(b)(ii))	(73,373)	-
Sales and marketing (includes stock-based compensation of $(19,806) in 2003 and $(60,726) in 2002)	91,419	138,786
Depreciation and amortization	18,139	23,428
Exchange loss (gain)	(10,931)	8,752
Interest expense	44,081	1,433
General and administrative (includes stock-based compensation $(29,040) in 2003 and $(114,739) in 2002)	151,699	259,130

	420,958	704,022

Operating loss for the period	(455,410)	(279,098)

Interest income	-	1,382

Other income	34,056	74,729

Loss for the period	(421,354)	(202,987)

Deficit, beginning of period	(15,495,130)	(12,830,289)

Deficit, end of period	$(15,916,484)	$(13,033,276)

Basic and diluted loss per common share (note 6(b))	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2003 and 2002

	2003	2002

Operations:
Loss for the year	$(421,354)	$(202,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible loan	29,061	-
Depreciation and amortization	18,139	23,428
Stock-based compensation	(66,083)	(260,544)
Gain on settlement of debt	-	(74,451)
Changes in non-cash working capital relating to operations:
Accounts receivable	131,032	(78,742)
Government grant receivable	19,137	26,457
Inventory	(143,814)	(292,218)
Prepaid expenses	(2,278)	(22,528)
Accounts payable and accrued liabilities	41,531	689,731

	(394,629)	(191,854)

Investments:
Acquisition of equipment	-	(13,029)
Disposition of equipment	2,582	-

	2,582	(13,029)

Financing:
Restricted cash	5,073	1,613
Bank indebtedness	15,501	(159,420)
Repayment of loan payable	(62,642)	-
Share issue costs	(1,864)	(1,448)
Obligations under capital lease	-	(14,337)

	(43,932)	(173,592)

Effect of foreign exchange rate changes on cash and cash equivalents	100,600	5,077

Decrease in cash	(335,379)	(373,398)

Cash, beginning of period	335,818	1,012,430

Cash, end of period	$439	$639,032

Supplementary information (note 10)

See accompanying notes to consolidated financial statements.

1. Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements. In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation's (the "Corporation") annual report on Form 10-KSB for the year ended December 31, 2002. Except as indicated in note 2(c), the accounting policies applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation's annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been significantly financed by long-term debt and equity transactions. At March 31, 2003, the Corporation will require additional financing to continue to operate at current levels throughout the year. Accordingly, the Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Corporation will be successful. If it is not, the Corporation will be required to reduce operations or liquidate assets. The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2. Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation's financial statements for the year ended December 31, 2002, except for note 2(c).

2. Significant accounting policies (continued):

(a) Stock-based compensation:

The Corporation accounts for employee options using the intrinsic value method. Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees, consistent with the method described in SFAS No. 123, the Corporation's loss and loss per common share would have been increased to the pro forma amounts indicated below.

Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)

Loss for the period, as reported	$(421,354)	$(202,987)
Add: employee stock-based compensation recognized	-	-

Less: additional stock-based employee compensation
expense determined under fair value based
method for all awards	(39,124)	(387,303)

Pro forma loss	$(460,478)	$(590,290)

Three months ended

	March 31,	March 31,
	2003	2002

	(Unaudited)	(Unaudited)
Basic and diluted loss per common shares:
As reported	$(0.01)	$(0.01)
Pro forma	(0.01)	(0.02)

The fair value of each option granted in 2003 and 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 144% (2002 - 148%); risk-free interest rate of 3.25% (2002 - 3.25%) and an expected life of four years. No options were granted during the three months ended March 31, 2003.

2. Significant accounting policies (continued):

  Stock-based compensation (continued):

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available under options	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2002	3,292,638	5,111,417	$0.20
Options expired	406,083	(406,083)	0.31

Balance, March 31, 2003	3,698,721	4,705,334	$0.19

(b) Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(c) Recent accounting pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Corporation has adopted FIN 45 in these consolidated financial statements.

3. Inventory:

	March 31, 2003	December 31, 2002

	(Unaudited)

Raw materials	$543,858	$317,411
Finished goods	99,576	143,974

	$643,434	$461,385

4. Accounts payable and accrued liabilities:

	March 31, 2003	December 31, 2002

	(Unaudited)

Trade accounts payable	$1,053,716	$1,016,759
Accrued liabilities	263,267	227,618

	$1,316,983	$1,244,377

5. Loans payable:

	March 31, 2003	December 31, 2002

	(Unaudited)

Promissory notes	$153,046	$202,514
Current portion	153,046	202,514

	$-	$-

As at March 31, 2003, the Corporation was indebted to two parties for an aggregate of $153,046 by way of promissory notes at interest rates ranging from 9.5% to 10.5% per annum. The promissory notes are repayable during 2003, except for one promissory note totaling $100,000 which is repayable on demand.

6. Common stock:

(a) Common stock:

During the period, the Corporation issued 553,215 common shares in settlement of $60,379 of accounts payable for services rendered.

(b) Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)
Numerator:
Loss for the period	$(421,354)	$(202,987)

Denominator:
Weighted average number of common shares outstanding	35,383,632	30,915,704

Basic and diluted loss per common share	$(0.01)	$(0.01)

6. Common stock:

(b) Loss per share (continued):

For the three month periods ended March 31, 2003 and 2002, all of the Corporation's common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

(c) Warrants:

As at March 31, 2003, the Corporation has outstanding warrants to purchase 13,177,821 common shares at exercise prices ranging from $0.09 (CDN$0.15) to $0.35 per share.

On March 6, 2003, the Board of the Corporation approved to amend and extend the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, in conjunction with a private placement and having an exercise price of $0.35 each, from an expiry date of May 14, 2003 to May 14, 2004.

7. Segmented information:

(a) Segment information:

During the three month periods ended March 31, 2003 and 2002, the Corporation was operating only in the RF power amplifier segment.

(b) Geographic information:

Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows ($000):

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)

Korea	$93	$942
China	(2)	220
Sweden	31	-
United States	206	320
Other	19	-

Total sales	$347	$1,482

7. Segmented information (continued):

(c) Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)

Customer A	93	nil
Customer B	123	less than 10%
Customer C	58	nil
Customer D	nil	327
Customer E	less than 10%	601
Customer F	nil	320

8. Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

Period ending March 31, 2003:

2003	$98,000
2004	126,000
2005	83,000

$307,000

9. Contingent liabilities:

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

9. Contingent liabilities (continued):

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

(ii) Under an agreement with the Government's National Research Council Canada IRAP ("IRAP") program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $308,130 (CDN$483,491) to support the development of a multi-carrier linear power amplifier. During the three month period ended March 31, 2003, the Corporation claimed gross proceeds of $73,373 (CDN$110,779) which have been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of $462,194 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

(c) Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

	March 31, 2003	December 31, 2002

	(Unaudited)

Balance, beginning of period	$31,720	$31,500
Provision increase	4,390	20,276
Expenditures	(2,045)	(20,056)

Balance, end of period	$34,065	$31,720

10. Supplementary information:

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)

Cash paid for:
Interest	$1,650	$1,434
Income taxes	-	-

Non-cash investing or financial activities:
Issuance of common shares in settlement of accounts payable	$60,379	$-

 Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing: (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2002 filed on April 3, 2003.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by borrowing and equity transactions. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements. The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2002 contained in the 10-KSB filed on April 3, 2003, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern. The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Unity" mean Unity Wireless Corporation, unless otherwise indicated.

General

Our corporation was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation. We are the successor to M&M International Realty, Inc., a Florida corporation, which effected a merger on December 1, 1998, with Unity Wireless Corporation as the surviving corporation. Before the merger, the Florida corporation had no material commercial activity. On December 11, 1998, we acquired all of the issued and outstanding stock of Unity Wireless Systems Corporation, a British Columbia corporation, in exchange for 11,089,368 shares of our common shares. As a result, the former stockholders of Unity Wireless Systems Corporation owned a majority of our outstanding stock. Therefore, for accounting purposes, Unity Wireless Systems Corporation was deemed to have acquired Unity Wireless Corporation. Unity Wireless Systems Corporation survived as a wholly-owned subsidiary.

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

Results of Operations

Three months Ended March 31, 2003 and March 31, 2002

Sales

Net sales in the period ended March 31, 2003 decreased by 77% or $1,135,627, to $346,867 from $1,482,494 in the period ended March 31, 2002. In general, we anticipate that revenues will increase in the remaining quarters in 2003 as we make progress with our refocused sales strategy, which transitioned our focus from one of short term relationships resulting in immediate sales to a focus on building long term relationships resulting in sales over several years. The decrease in sales in the first quarter of 2003 versus the first quarter of 2002 was due largely to the longer sales cycle required from the newly initiated sales strategy which focuses on achieving sales from long-term customer supply agreements. Additional factors contributing to the lower sales in the first quarter of 2003 was the general worldwide softening and changing of the market conditions in the wireless sectors during the first quarter of fiscal 2003.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the period ended March 31, 2003 decreased by 64%, or $676,251, to $381,319 from $1,057,570 in the period ended March 31, 2002. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during the remainder of 2003 as a result of further increased sales, better pricing and outsourced manufacturing efficiencies. The decrease in cost of goods sold for the first quarter of 2003 versus the first quarter of 2002 was primarily a factor of reduced revenues which resulted in a decrease in material costs, wages and benefits, sub-contract labour and testing equipment. In addition, we have completed the refinancing and reduction of some of our test equipment, created more efficiency in our staffing requirements and started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power, reduce our inventory levels and ensure that a consistent quality product is delivered on time. Cost of goods includes stock-based compensation (recovery) expense of nil in 2003 versus $(19,741) in 2002.

The negative gross margin of $(34,452) or (10%) of net sales for the first quarter of 2003 represented a decrease from a positive gross margin of 424,924 or 29% of net sales for the first quarter of 2002 due to the initiation during the second quarter of 2003 of our refocused sales strategy which transitioned our focus from one of short-term relationships resulting in immediate sales, but no commitment for additional purchases, to a focus on building long-term relationships with customers who would commit to purchase a specified percentage of their amplifier requirement from us over a term of three or more years. The associated long sales cycle to potential long-term supply customers results in costs of goods sold exceeding revenue generated by sales due to low initial volume of sales as the long-term customer begins to deploy their applications using our products and the higher production cost initially associated with designing a custom solution for each long-term customer's installation needs. If we are successful in establishing additional favorable relationships with long-term customers, we anticipate that these trends will reverse themselves over the course of the supply relationships as sales volumes increase and we are able to standardize production and realize economies of scale in production. In addition, we had a lower gross margin because we sold some components to several customers in Korea at lower margins than we used to sell our amplifiers. We anticipate that we will increase our gross margin during the remainder of 2003 with increased sales and reduced overhead as a result of increased volumes and lower per unit costs associated with more standardized production of our amplifiers and increased sales volumes.

Research and development expenses in the period ended March 31, 2003 decreased by 27%, or $72,569, to $199,924 from $272,493 in the period ended March 31, 2002. This decrease was primarily due to decreased research and development activities and related expenditures as a result of a fewer number of engineering personnel on staff during the first quarter of 2003 versus the first quarter of 2002, due to a number of the 2002 research and development initiatives progressing to the production stage in the first quarter of 2003. Research and development expenses include stock-based compensation (recovery) expense of $(17,237) in 2003 versus $(65,338) in 2002.

Sales and marketing expenses in the first quarter of 2003 decreased by 34%, or $47,367, to $91,419 from $138,786 in the period ended March 31, 2002. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors. In fiscal 2003, we anticipate maintaining tight control of our sales and marketing expenses as we focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements in order to execute our business plan. Sales and marketing expenses include stock-based compensation (recovery) expense of $(19,806) in 2003 versus $(60,726) in 2002.

Depreciation and amortization in the period ended March 31, 2003 decreased by 23%, or $5,289, to $18,139 from $23,428 in 2002. The decrease was attributable to the return of a number of leased equipment resulting in a lower asset balance to be depreciated.

Exchange loss in the period ended March 31, 2003 decreased by $19,683, to an exchange gain of $10,931 from an exchange loss of $8,752 in the period ended March 31, 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense in the period ended March 31, 2003 increased by $42,648, to $44,081 from $1,433 in 2002. The increase was the result of interest relating to the outstanding loans payable and convertible debenture.

General and administrative expenses in the period ended March 31, 2003 decreased by 41%, or $107,431, to $151,699 from $259,130 in 2002. The reduction was a result of a decrease in the number of employees, better control of overhead expenses and reduced professional service fees due to fewer public company filings and associated expenses in comparison to the first quarter of 2002. We expect general and administrative expenses to decrease further in fiscal 2003 as a result of further cost control measures that we have implemented. General and administrative expenses include stock-based compensation (recovery) expense of $(29,040) in 2003 versus an expense of $(114,739) for 2002.

Other Income and Expenses

Other income in the period ended March 31, 2003 decreased by 54%, or $40,673, to $34,056 from $74,729 in the period ended March 31, 2002. This 2002 balance results primarily from a $74,451 settlement of a government debt while the 2003 balance is due to a settlement with the leasing company that the Corporation had returned certain leased equipment.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. Prior to December 31, 2000, sales of the our Sonem traffic signal priority product, and sales of our UniLinx product, provided insufficient cash flow to sustain operations. We had an accumulated deficit at March 31, 2003 of $15,916,484. During the three months ended March 31, 2003, we focused entirely on the wireless amplifier product segment and incurred a net loss, after stock-based compensation recovery, of $421,354(2002 - loss of $202,987).

During the first three months of 2003, our cash position decreased significantly. The primary use of cash was for our continued operations which also included non-cash charges in depreciation expense, and stock-based compensation recovery. Other significant non-cash working capital changes included a decrease in accounts receivable and an increase in inventory. We currently have good on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding March 31, 2003 accounts payable balances.

During the first quarter of 2003, we had no investing activities

During the first quarter of 2003, we issued 553,215 shares for settlement of $60,379 of accounts payable. We also extended the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, with an exercise price of $0.35 each and an expiry date of May 14, 2003 to May 14, 2004.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $307,000 through 2005, we have no material commitments, including capital commitments, outstanding at March 31, 2003.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of our equity securities. As of March 31, 2003, we had a working capital deficiency of $727,979. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise funds necessary to carry our company through to positive cash flow and profitability.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have issued secured convertible notes and share purchase warrants and our obligations under these secured convertible notes and share purchase warrants pose risks to the price of our common stock and our continuing operations.

We issued secured convertible notes on November 20, 2002 and December 20, 2002. The secured convertible notes grant to the holders an option to convert the outstanding principal and accrued interest into shares of our common stock. Similarly, the share purchase warrants grant to the holders the right to exercise the warrants and obtain shares of our common stock. In addition, the secured convertible notes give the holders the right, in certain circumstances, to demand that we repay any outstanding amounts of principal and accrued interest with cash. The terms and conditions of the secured convertible notes and the share purchase warrants pose unique and special risks to our continuing operations and the price of our common stock. Some of those risks are outlined below.

The holders of the secured convertible notes have the option of converting all or any part of the principal and all accrued interest outstanding at the time of conversion into shares of our common stock. In addition, the holders of the share purchase warrants have the right to exercise the share purchase warrants and receive shares of our common stock. If the holder converts all or any part of these amounts due under the secured convertible notes, or if they exercise all or any number of their share purchase warrants, there will be dilution of your shares of our common stock.

The conversion of all or any part of the amounts due under the secured convertible notes or the exercise of any or all of the share purchase warrants will result in dilution to the interests of other holders of our common stock since the holders may ultimately convert the full amount of all of the secured convertible notes and they may exercise all of the warrants and they may sell some or all of these shares into the public market.

If the holders of all of the secured convertible notes converted all principal outstanding at the conversion price of $0.09 (CDN$0.15) and the holders of all of the share purchase warrants exercised their share purchase warrants at the exercise price of $0.09 (CDN$0.15), then we would be required to issue 12,700,966 shares of our common stock, which would represent approximately 26% of our issued and outstanding stock on May 15, 2003 (assuming that the conversion of the secured convertible notes and the exercise of the share purchase warrants occurred on May 15, 2003). This does not include any shares that may be issued as payment of interest on the secured convertible note.

The secured convertible notes provide for various events of default that would entitle the holder to require us to repay the entire amount in cash immediately or within a short period of time after notice. If an event of default occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.

We will be in default of the secured convertible notes if any of the following events, among others, occurs:

(a) we or our subsidiary fail to make any payment of interest or principal when due;

(b) we or our subsidiary breach or fail to comply with any other provision of any secured convertible note and our breach or failure continues for five days after written notice from the holder;

(c) we fail at any time to meet the requirements for being a qualifying issuer under Canadian law, fail to provide adequate current public information as required by Rule 144(c) promulgated under the Securities Act of 1933, or we fail to maintain our status as a reporting company under British Columbia securities laws;

(d) if any representation or warranty made by us in any of the agreements pursuant to which the secured convertible notes were sold turns out to be untrue or incorrect in any material respect;

(e) we become bankrupt or insolvent.

If any one of the above defaults occurs and is not cured within any applicable cure period, then the holder can elect to:

(a) declare the principal of the secured convertible notes, plus any accrued interest, to be immediately due and payable;

(b) may protect and enforce its rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained in the secured convertible notes, in the private placement agreement or the general security agreements in connection with the secured convertible notes or in any document or instrument delivered in connection with or pursuant to the secured convertible notes, or to enforce the payment of the outstanding secured convertible notes or any other legal or equitable right or remedy.

Some of the events of default include matters over which we may have some, little or no control.

If an event of default occurs, we may be unable to repay any part or all of the entire amount in cash and the holder could exercise its rights and make a claim against all of our assets, subject to any prior security held by third parties. Any such action would have an adverse effect on our continuing operations.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 35,570,109 shares of common stock issued and outstanding as of May 5, 2003. We filed a registration statement on May 2, 2003 which allows the selling stockholders to resell up to 14,185,585 shares of our common stock, only 553,215 of which are included in the number of our issued and outstanding common shares as of May 15, 2003. As a result of such registration statement, a substantial number of our shares of common stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our common stock.

To the extent any of the selling stockholders converts any of the principal or interest due under any of the secured convertible note(s), or they exercise any of their share purchase warrants, and then resell the shares of common stock issued to them upon such conversion or exercise, the price of our common stock may decrease due to the additional shares of common stock in the market.

Any significant downward pressure on the price of our common stock as the selling stockholders convert any secured convertible notes or exercise their share purchase warrants and sell the resulting shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

All of our assets are pledged as security and consequently, if we default on the secured convertible notes, we could lose our assets, which would adversely affect our continued operation.

The sale of the secured convertible notes has been secured by a pledge of all of our assets in two general security agreements, which is subject to certain prior security interests granted to third party creditors with a prior claim. If we default on any of the secured convertible notes and the holder chooses to realize upon and take possession of our assets and business, we may be unable to continue to operate our current business, and as a result you may lose some or all of your investment in our common stock.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cost requirements. As of March 31, 2003, we had working capital deficiency of $727,979. We do not expect positive cash flow from operations in the near term. We have estimated that we will require between $3.0 and $3.5 million to carry out our business plan in the next twelve months. We may need to raise additional funds to:

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

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. We may be less likely to raise future financing since the completion of the convertible debenture financing in November and December 2002 because, as part of that financing transaction, we have given security over all of our assets to the holders of these debentures. Potential financiers may be reluctant to provide us with further debt or equity financing as they will not be able to obtain a first charge over our assets or be able to realize on our assets should our business fail. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2003, we have incurred aggregate losses of $15,916,484. Our loss from operations for the three month period ended March 31, 2003 was $421,354. During fiscal 2002, we took steps to reduce our cash expenditures by reducing the number of employees by approximately 50% and by reducing employee salaries. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditors' report on the December 31, 2002 financial statements, which are included in the Annual Report on Form 10-KSB. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Sales to three customers comprised 79% of our revenue in the three month period ended March 31, 2003 and sales to three customers comprised 84% in the three month period ended March 31, 2002. During three months periods ended March 31, 2003 and 2002, each of the three customers accounted for more than ten percent (10%) of our revenues. Sales to the Korean market have decreased significantly because of a slowdown in the telecommunications industry and increased competition in the Korean market. We predict that our sales to these customers in Korea and in the Korean market will decrease significantly in fiscal 2003. In addition, one of our significant customers in the United States went bankrupt during fiscal 2002. As a result of the decrease in sales to the Korean market and the loss of one large customer in the United States in the first quarter of 2002, we took positive steps in the second quarter of fiscal 2002 to diversify our customer base to ensure that reliance on significant customers will be reduced in the future. If our business strategy to diversify our customer base is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

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

We have limited manufacturing capacity and if we are unable to deliver in a timely manner, products to fill orders, then we may lose some customers and their orders.

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

In the past, we sold emergency traffic preemption devices of our Sonem division (which we sold in October 2000) which are installed at traffic intersections. Also, we sold some of our UniLinx(TM) devices (in June 2001) for use with traffic control equipment located at intersections. If any of these products fail to perform properly, significant personal injury, property damage or death could arise from traffic accidents resulting from such failure. Although we maintain product liability insurance, there is no assurance that the amount of coverage will be sufficient in the event of such a claim, that the actual claim would be covered by our insurance, or that coverage will continue to be available to us on reasonable terms and conditions or at all. If such claims are made and our insurance is inadequate or does not cover such claims, then our financial condition would be negatively impacted, maybe even significantly, if the amount of such claims are significant.

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

As at March 31, 2003, we had accounts payable and accrued liabilities of $1,316,983, of which approximately $1,053,716 represented payables to trade creditors. To date, these creditors have been co-operating with us to accept a delayed payment of these outstanding payables. If one or more of these creditors is no longer willing to accept delayed payments and demands immediate payment of any such amounts, then our cash position and our need for further financing may become immediate. If we are unable to raise the funds to pay off such aged payables, then our continued operations may be negatively affected, and we may have to scale down our even cease the operation of our business.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The lawsuit was commenced on January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim. No trial date has been set. No Examinations for Discovery have been conducted or have been scheduled. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us. It is our position that these options have expired and we have not included such options in our outstanding options at March 31, 2003.

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

Item 2. Changes in Securities

On January 31, 2003, we paid a finders' fee to Mueller & Company of 553,215 shares at $0.15 per share, representing a 10% commission on some of the subscriptions to the private placements that closed on November 20, 2002 and December 20, 2002. These shares were issued to an accredited investor relying on Rule 506 of Regulation D of the Securities Act of 1933.

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

10.7* Recommended Stock Option Grant Policy for our company (3)

10.8* Form of Private Placement Purchase Agreement, dated November 20, 2002, among Unity Wireless Corporation, Unity Wireless Systems Corporation, and each person or entity listed in 10.11 below. (8)

10.9* General Security Agreement, dated for reference November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Systems Corporation and Jeffrey Rubin, as Agent. (8)

10.10* General Security Agreement, dated for reference, November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Corporation and Jeffrey Rubin, as Agent. (8)

10.11* Form of Secured Convertible Note issued by Unity Wireless Corporation and Unity Wireless Systems Corporation in favour of each of the following: (8)

S. Heiman	CDN$118,897.50
Casey J. O'Byrne Professional Corporation	CDN$100,000.00
Moshe Rosner	CDN$39,632.50
Jeffrey Rubin	CDN$79,265.00
William N. Weidman	CDN$475,590.00
Chancellor Apartments LLC	CDN$77,625.00
Gabrielle Chaput	CDN$1,000.00
Desmonde Farruga	CDN$500.00
Shalom Torah Centers	CDN$38,812.50
Sid. M. Tarrabain Professional Corporation	CDN$10,000.00
Mokhlis Y. Zaki	CDN$15,000.00

10.12* Licence Agreement, dated April 23, 2002, between Unity Wireless Corporation and Paragon Communications. (8)

10.13* Agreement, dated July 19, 2002, between Unity Wireless Corporation and Dekolink Wireless Ltd. (8)

10.14* Manufacturing Agreement, dated July 10, 2002, between Unity Wireless Systems Corporation and Netro Corporation. (8)

10.15* Strategic Supply Agreement, dated June 19, 2002, between Unity Wireless Systems Corporation and Avtec, AB. (8)

10.16* Investor Relations Agreement, dated April 10, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

10.17* Amendment to Investor Relations Agreement, dated September 20, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

10.18* Form of Addendum to Secured Convertible Note between Unity Wireless Corporation, Unity Wireless Systems Corporation and each of the following: (9)

S. Heiman
Casey J. O'Byrne Professional Corporation
Moshe Rosner
Jeffrey Rubin
William N. Weidman
Chancellor Apartments LLC
Gabrielle Chaput
Desmonde Farruga
Shalom Torah Centers
Sid M. Tarrabain Professional Corporation
Mokhlis Y. Zaki

21.1 Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

99.1 Section 906 Certification under Sarbanes-Oxley Act of 2003 **

* Previously filed

** Filed herewith

(1) Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on October 4, 2000.

(2) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2002.

(3) Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

(4) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 23, 2000.

(5) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 4, 2000.

(6) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 16, 2001.

(7) Incorporated by references to our Form SB-2A filed with the Securities and Exchange Commission on May 3, 2001.

(8) Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(9) Incorporated by reference to our SB-2 filed with the Securities and Exchange Commission on May 2, 2003

Reports on form 8-K

We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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
May 15, 2003

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

Date: May 15, 2003

/s/ Ilan Kening
Ilan Kenig
Chief Executive Officer and Principal Accounting Officer