Form 10QSB
period 2003-06-30
UNITY WIRELESS CORP
filed 2003-08-15
CIK 1100451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________


                         Commission file number 0-30620


                           UNITY WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                  91-1940650
(State or other jurisdiction of       (I.R.S. Employer Identification Number
incorporation or organization


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

   Number of shares of common stock outstanding at August 14, 2003: 45,388,509


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





45,388,509 common shares outstanding as at August 14, 2003





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

ITEM 1.  FINANCIAL STATEMENTS





                    Consolidated Financial Statements
                    (Expressed in United States dollars)

                    UNITY  WIRELESS  CORPORATION

                    (Prepared in accordance with
                    United States generally accepted accounting principles)

                    Three  and  six  months   ended  June  30,   2003  and  2002
                    (unaudited) Year ended December 31, 2002


UNITY WIRELESS CORPORATION
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

Assets

Current assets:
     Cash and cash equivalents                                             $        3,955       $      335,818
     Restricted cash (note 4)                                                      96,734               88,160
     Accounts receivable (less allowance for doubtful accounts of $11,166
       (December 31, 2002 - $33,059))                                             546,207              231,505
     Government grant receivable                                                        -               29,197
     Inventory (note 3)                                                           774,003              461,385
     Prepaid expenses and deposits                                                 53,500               39,040
-------------------------------------------------------------------------------------------------------------------
                                                                                1,474,399            1,185,105
Deferred financing cost                                                                 -               38,994
Equipment, net                                                                    184,702              211,700
Patents                                                                             5,672                8,507
Goodwill                                                                          741,596              741,596
-------------------------------------------------------------------------------------------------------------------

                                                                           $    2,406,369       $    2,185,902
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Bank indebtedness (note 4)                                            $      225,377       $      101,411
     Accounts payable and accrued liabilities (note 5)                          1,411,539            1,244,377
     Loans payable (note 6)                                                       138,347              202,514
     Product warranty (note 10(c))                                                 36,975               31,720
-------------------------------------------------------------------------------------------------------------------
                                                                                1,812,238            1,580,022

Convertible debenture                                                             204,444              137,247
-------------------------------------------------------------------------------------------------------------------
                                                                                2,016,682            1,717,269

Stockholders' equity:
     Common stock, $0.001 par value 100,000,000 authorized,
       37,172,405 (December 31, 2002 - 35,016,894) issued and outstanding          37,172               35,017
     Additional paid-in capital                                                15,939,809           15,811,919
     Accumulated deficit                                                      (15,710,914)         (15,495,130)
     Accumulated other comprehensive income:
         Cumulative translation adjustments                                       123,620              116,827
-------------------------------------------------------------------------------------------------------------------
                                                                                  389,687              468,633
-------------------------------------------------------------------------------------------------------------------

                                                                           $    2,406,369       $    2,185,902
-------------------------------------------------------------------------------------------------------------------

Commitments (note 9)
Contingent liabilities (note 10)


See accompanying notes to consolidated financial statements.

                                                                                                                      2
UNITY WIRELESS CORPORATION
Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

-------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended                  Six months ended
                                                              -------------------------------    --------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                   June 30,          June 30,         June 30,          June 30,
                                                                       2003              2002             2003              2002
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                     $   1,701,021     $     273,756    $   2,047,888   $      1,756,250

Cost of goods sold (3 month data includes  stock-based
   compensation  expense of nil in 2003 and $520 in 2002;
   6 month data includes stock-based  compensation
   expense  (recovery)  of nil in 2003  and  $(19,221)  in
   2002;  and  excludes depreciation and
   amortization shown separately below)                             989,425           447,395        1,370,744         1,504,965
---------------------------------------------------------------------------------------------------------------------------------
                                                                    711,596          (173,639)         677,144           251,285

Expenses:
     Research and  development (3 month data includes
      stock-based  compensation expense  of $3,251  in 2003
      and  $8,905 in 2002;  6 month  data  includes
      stock-based compensation (recovery) of $(13,986)
      in 2003 and $(56,433) in   2002)                               96,997           584,135          296,921           856,628
     Government grant                                               (98,069)          (65,348)        (171,442)          (65,348)
     Sales and marketing (3 month data
       includes  stock-based  compensation  expense
       (recovery) of $2,235 in 2003
       and  $(397)  in 2002;  6 month  data  includes
       stock-based  compensation
       (recovery) of $(17,571) in 2003 and
       $(61,123) in 2002)                                            68,884           259,376          160,303           398,162
     Depreciation and amortization                                   13,253            22,944           31,392            46,372
     Exchange loss                                                   31,509            13,375           20,578            22,127
     Interest expense                                               108,296             3,536          152,377             4,969
     General and administrative (3 month data
       includes  stock-based  compensation expense
       of $6,060 in 2003 and $30,002
       in 2002; 6 month data  includes
       stock-based  compensation  (recovery) of
       $(22,980) in 2003 and $(84,737) in
       2002)                                                        286,460           391,875          438,159          651,005
----------------------------------------------------------------------------------------------------------------------------------
                                                                    507,330         1,209,893          928,288         1,913,915
----------------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss) for the period                            204,266        (1,383,532)        (251,144)       (1,662,630)

Interest income                                                           -             1,289                -             2,671

Other income                                                          1,304               198           35,360            74,927
----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) for the period                                      205,570        (1,382,045)        (215,784)       (1,585,032)

Deficit, beginning of period                                    (15,916,484)      (13,033,276)     (15,495,130)      (12,830,289)
----------------------------------------------------------------------------------------------------------------------------------

Deficit, end of period                                        $ (15,710,914)    $ (14,415,321)   $ (15,710,914)   $  (14,415,321)
---------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share
   (note 7(b))                                                $       0.006     $     (0.043)    $      (0.006)   $      (0.050)
Diluted income (loss) per common share                                0.006           (0.043)           (0.006)          (0.050)
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.





UNITY WIRELESS CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

-------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                  Six months ended
                                           -------------------------------   ---------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                June 30,          June 30,          June 30,          June 30,
                                                    2003              2002              2003              2002
-------------------------------------------------------------------------------------------------------------------

Operations:
     Earnings (loss) for the period        $     205,571     $  (1,382,045)  $      (215,784)     $ (1,585,032)
     Adjustments to reconcile net loss
       to net cash used in
       operating activities:
         Amortization of patents                     709               455             2,836               455
         Accretion of discount on
           convertible loan                       38,136                 -            67,197                 -
         Depreciation of equipment                12,544            22,489            28,556            45,917
         Stock-based compensation                 11,546            39,030           (54,537)         (221,514)
         Gain on settlement of debt                    -                 -                 -           (74,451)
     Changes in non-cash working capital
       relating to operations:
         Accounts receivable                    (392,173)          256,891          (261,140)          178,149
         Government grant receivable              12,514           (30,268)           31,651            (3,811)
         Inventory                               (75,831)          342,150          (219,645)           49,932
         Prepaid expenses                         (5,155)            5,869            (7,433)          (16,659)
         Accounts payable and accrued
           liabilities                           134,766           (77,380)          176,297           612,351
-------------------------------------------------------------------------------------------------------------------
                                                 (57,373)         (822,809)         (452,002)       (1,014,663)

Investments:
     Acquisition of equipment                          -           (43,834)                -           (56,863)
     Disposition of equipment                          -                 -             2,582                 -
     Increase in patents and licenses                  -           (33,847)                -           (33,847)
     Other receivables                                 -             9,232                 -             9,232
-------------------------------------------------------------------------------------------------------------------
                                                       -           (68,449)            2,582           (81,478)

Financing:
     Restricted cash                                 535            (4,113)            5,608            (2,500)
     Bank indebtedness                            84,161            21,165            99,662          (138,255)
     Repayment of loan payable                   (28,232)                -           (90,874)                -
     Cash proceeds from issued and to be
       issued common shares                            -           714,167                 -           714,167
     Common shares issued upon warrants
       exercised                                  12,903                 -            12,903                 -
     Share issue costs                               (16)          (54,906)           (1,880)          (56,354)
     Obligations under capital lease                   -           (13,046)                -           (27,383)
-------------------------------------------------------------------------------------------------------------------
                                                  69,351           663,267            25,419           489,675

Effect of foreign exchange rate
   changes on cash and cash equivalents           (8,462)           (6,764)           92,138            (1,687)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                        3,516          (234,755)         (331,863)         (608,153)

Cash, beginning of period                            439           639,032           335,818         1,012,430
-------------------------------------------------------------------------------------------------------------------

Cash, end of period                        $       3,955     $     404,277    $        3,955      $    404,277
-------------------------------------------------------------------------------------------------------------------

Supplementary information (note 11)


See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements. In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period.

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

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been significantly financed by long-term debt and equity transactions. At June 30, 2003, the Corporation will require additional financing to continue to operate at current levels throughout the year. Accordingly, the Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Corporation will be successful. If it is not, the Corporation will be required to reduce operations or liquidate assets. The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation's financial statements for the year ended December 31, 2002, except for note 2(c):

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------




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

-------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
-------------------------------------------------------------------------------------------------------------------
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)           (Unaudited)   (Unaudited)     (Unaudited)

         Earnings (loss) for the period,
             as reported                    $      205,570    $  (1,382,045)    $    (215,784)   $  (1,585,032)

         Add:  employee stock-based
           compensation recognized                       -                -                 -                -

         Less:  additional stock-based
           employee compensation expense
           determined under fair value based
           method for all awards                  (208,331)           4,435          (247,455)        (382,868)
-------------------------------------------------------------------------------------------------------------------

         Pro forma loss                     $       (2,761)   $  (1,377,610)    $    (463,239)   $  (1,967,900)
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
-------------------------------------------------------------------------------------------------------------------
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)           (Unaudited)   (Unaudited)          (Unaudited)
          Income ( loss)
          per common shares:
              As reported
                Basic                          $    0.006       $    (0.043)      $   (0.006)      $    (0.050)
                Diluted                             0.006            (0.043)          (0.006)              (0.050)

              Pro forma
                Basic                          $    0.001       $    (0.043)      $   (0.013)      $    (0.062)
                Diluted                             0.001            (0.043)          (0.013)           (0.062)

-------------------------------------------------------------------------------------------------------------------


         The fair value of each option granted in 2003 and 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 156% (2002 - 148%); risk-free interest rate of 3.25% (2002 - 3.25%) and an expected life of four years.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Stock-based compensation (continued):

         Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 Outstanding options
-------------------------------------------------------------------------------------------------------------------
                                                               Shares            Number of            Weighted
                                                            available               common             average
                                                        under options      shares issuable      exercise price
-------------------------------------------------------------------------------------------------------------------


         Balance, December 31, 2002                         3,292,638            5,111,417         $      0.20
         Options granted                                     (355,000)             355,000                0.11
         Options expired                                    1,329,209           (1,329,209)               0.21
-------------------------------------------------------------------------------------------------------------------

         Balance, June 30, 2003 (unaudited)                 4,266,847            4,137,208         $      0.19
-------------------------------------------------------------------------------------------------------------------

     (b) Comparative figures:
         Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

     (c) Recent accounting pronouncements:

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS No. 150"), which establishes standards for how an issuer classifies and measures certain financial instruments which have characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We have adopted FAS No. 150, which had no effect on our consolidated financial statements.

         In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of FAS No. 149 on our financial results.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Recent accounting pronouncements (continued):

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of a variable interest entity by the primary beneficiary. FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity. FIN 46 is applicable to variable interest entities created after January 31, 2003. Entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. However, because we do not have any variable interest entities, there is no impact on our consolidated financial statements.

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


3.   INVENTORY:

-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

     Raw materials                                                           $    717,818         $    317,411
     Finished goods                                                                56,185              143,974
-------------------------------------------------------------------------------------------------------------------

                                                                             $    774,003         $    461,385
-------------------------------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------




4.   BANK INDEBTEDNESS:

     In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a $85,161 (CDN$125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a $85,161 (CDN$125,000) guaranteed investment certificate and a general security interest in all the Corporation's assets. In March 2002, the Corporation arranged for a $750,000 accounts receivable credit facility with CIBC at an interest rate of CIBC prime plus 1% and an administrative fee of 1% of invoice value.

     At June 30, 2003, the Corporation also had $4,297 (2002 - nil) of cash held in trust with regards to venture capital fundraising. This amount has been classified as restricted cash at period-end.


5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

     Trade accounts payable                                                $      916,839       $    1,016,759
     Accrued liabilities                                                          494,700              227,618
-------------------------------------------------------------------------------------------------------------------

                                                                           $    1,411,539       $    1,244,377
-------------------------------------------------------------------------------------------------------------------

6.   LOANS PAYABLE:

-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)

     Promissory notes                                                      $      138,347      $       202,514
     Current portion                                                              138,347              202,514
-------------------------------------------------------------------------------------------------------------------

                                                                           $            -      $             -
-------------------------------------------------------------------------------------------------------------------

     As at June 30, 2003, the Corporation was indebted to two parties for an aggregate of $138,347 by way of promissory notes at interest rates ranging from 9.5% to 10.5% per annum. The promissory notes are repayable during 2003, except for one promissory note totaling $100,000 which is repayable on demand.


UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------


7.   COMMON STOCK: (a) Issued and outstanding
         During the period, the Corporation issued 1,897,447 common shares in settlement of $212,553 of accounts payable for services rendered. 258,064 common shares were also issued upon exercise of warrants for cash proceeds of $12,903.
     (b) Loss per share:
         The following table sets forth the computation of basic and diluted loss per share:

-------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
-------------------------------------------------------------------------------------------------------------------
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)           (Unaudited)    (Unaudited)        (Unaudited)

         Numerator:
           Earnings (loss) available to common
              stockholder - Basic           $      205,570    $  (1,382,045)    $    (215,784)   $  (1,585,032)
           Interest on convertible debt             53,274                -                 -                -
-------------------------------------------------------------------------------------------------------------------

         Earnings (loss) available to common
           stockholder - Diluted            $      258,844    $  (1,382,045)    $    (215,784)   $  (1,585,032)
-------------------------------------------------------------------------------------------------------------------

         Denominator:
            Weighted average number of
                common shares outstanding
                - basic                         35,952,913       32,348,299        35,702,170       31,635,959
            Incremental shares on debt
                conversion                      10,092,367                -                 -                -
-------------------------------------------------------------------------------------------------------------------

         Weighted average number of
           common shares outstanding
           - Diluted                            46,045,280       32,348,299        35,702,170       31,635,959
-------------------------------------------------------------------------------------------------------------------

         Basic income (loss) per common
           share                            $       0.006     $      (0.043)    $     (0.006)    $      (0.050)
         Diluted income (loss) per common
           share                                    0.006            (0.043)          (0.006)           (0.050)
-------------------------------------------------------------------------------------------------------------------


         For the three and six month periods  ended June 30, 2003 and 2002,  all of the  Corporation's  common  shares  issuable  upon the  exercise  of
         outstanding   stock   options  and  warrants  were  excluded  from  the
         determination  of  dilutive  loss per  share as their  effect  would be anti-dilutive.


UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------

7.   COMMON STOCK (CONTINUED):

     (c) Warrants:

         As at June 30, 2003, the Corporation has outstanding warrants to purchase 13,177,841 common shares at exercise prices ranging from $0.10 to $0.35 per share.

         On March 6, 2003, the Board of the Corporation approved to amend and extend the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, in conjunction with a private placement and having an exercise price of $0.35 each, from an expiry date of May 14, 2003 to May 14, 2004.

         In June and July 2003, the Company issued non-registered warrants to purchase 5,936,783 shares, at US$0.10 per share, with an expiry date of July 15, 2005. Of the non-registered warrants, 258,064 were issued in June 2003 and the balance was issued in July 2003.

     (d) Convertible debenture:

         During the  period,  the Board of the  Corporation  agreed to amend the
         conversion   price  of  all  the  convertible   debentures  from
         CDN$0.15 to US$0.06.



8.   SEGMENTED INFORMATION:

     (a) Segment information:

         During the three and six month periods ended June 30, 2003 and 2002, the Corporation was operating only in the RF power amplifier segment.

     (b) Geographic information:

         Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows ($000):

-------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
-------------------------------------------------------------------------------------------------------------------
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)           (Unaudited)    (Unaudited)      (Unaudited)

         Korea                              $            -    $          45     $          93    $         987
         China                                         520               60               518              280
         Sweden                                        134               42               165               42
         United States                                 907              127             1,113              447
         Israel                                         29                -                38                -
         Canada                                        111                -               115                -
         Other                                                            -                 6                -
-------------------------------------------------------------------------------------------------------------------

         Total sales                        $        1,701    $         274     $       2,048    $       1,756
-------------------------------------------------------------------------------------------------------------------


UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------

8.   SEGMENTED INFORMATION (CONTINUED):

     (c) Major customers:

         Sales to customers representing greater than 10% of total sales are as follows ($000):

-----------------------------------------------------------------------------
                                                  Six months ended
-----------------------------------------------------------------------------
                                               June 30,         June 30,
-----------------------------------------------------------------------------
                                                   2003             2002
-----------------------------------------------------------------------------

(Unaudited) (Unaudited)

         Customer A                                 452              nil
         Customer B                                 963    Less than 10%
         Customer C                       Less than 10%              612
         Customer D                                 nil              331
         Customer E                                 nil              386

-----------------------------------------------------------------------------


9.   COMMITMENTS:

     The Corporation has the following future minimum lease commitments for premises and equipment:

---------------------------------------------------------------------------

     2003                                                 $     45,000
     2004                                                       96,000
     2005                                                      104,000
     2006                                                      106,000
     2007                                                      106,000
     2008 and thereafter                                       159,000
---------------------------------------------------------------------------

                                                          $    616,000
---------------------------------------------------------------------------

10.  CONTINGENT LIABILITIES:

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

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------


10.  CONTINGENT LIABILITIES (CONTINUED):

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

         (ii) Under an agreement with the Government's National Research Council Canada IRAP ("IRAP") program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $308,130 (CDN$483,491) to support the development of a multi-carrier linear power amplifier. During the three and six month periods ended June 30, 2003, the Corporation claimed gross proceeds of $14,796 (CDN$21,516) and $90,982 (CDN$132,295), respectively, which have been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of $536,312 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

         (iii)Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $258,825 (CDN$350,000) to support the development of digital repeater technology. During the three and six month periods ended June 30, 2003, the Corporation claimed gross proceeds of $80,460 (CDN$116,667) and $80,460 (CDN$116,667), respectively, which have been recorded as government grant income. Under the terms of the agreement, commencing with the first commercial transaction, 2.5% of yearly gross sales shall be paid until 100% of the grant has been repaid.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------

10.  CONTINGENT LIABILITIES (CONTINUED):

     (c) Product warranties:

         The Corporation provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

------------------------------------------------------------------------------

         Balance, January 1, 2002                            $     31,500

         Provision increase                                        20,276
         Expenditures                                             (20,056)
------------------------------------------------------------------------------

         Balance, December 31, 2002                                31,720

         Provision increase                                         4,390
         Expenditures                                              (2,045)
------------------------------------------------------------------------------

         Balance, March 31, 2003 (unaudited)                       34,065

         Provision increase                                         6,879
         Expenditures                                              (3,969)
------------------------------------------------------------------------------

         Balance, June 30, 2003 (unaudited)                 $      36,975
------------------------------------------------------------------------------


11.  SUPPLEMENTARY INFORMATION:


-------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Six months ended
                                            -------------------------------     ------------------------------
-------------------------------------------------------------------------------------------------------------------
                                                  June 30,         June 30,          June 30,         June 30,
-------------------------------------------------------------------------------------------------------------------
                                                      2003             2002              2003             2002
-------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)           (Unaudited)
(Unaudited) (Unaudited)

     Cash paid for:
         Interest                           $        2,044    $       3,535     $       3,694    $       4,969
         Income taxes                                    -                -                 -                -

-------------------------------------------------------------------------------------------------------------------

     Non-cash investing or financial activities:
         Issuance of common shares
            in settlement of accounts
            payable                         $      152,174    $           -     $     212,553    $           -

-------------------------------------------------------------------------------------------------------------------

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

--------------------------------------------------------------------------------



12.  SUBSEQUENT EVENTS:

     Subsequent to June 30, 2003, 7,427,677 warrants were exercised for total proceeds of $383,973.

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

                                      -5-
GENERAL


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


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
--------------------------------------------------

Sales


Net sales in the second quarter of 2003 increased by 521% or $1,427,265, to $1,701,021 from $273,756 in the second quarter of 2002. In the second quarter of 2002, we experienced a significant decline in sales from the first quarter of 2002 due to a slowdown in the telecommunications industry, increased competition in the Korean market, and one of our significant customers in the United States went bankrupt. Since then, we refocused our sales strategy, which transitioned our focus from one of short term relationships resulting in immediate sales to a focus on building long term relationships resulting in sales over several years. This refocused strategy, along with an improvement in market conditions of the wireless sector has resulted in increased sales.


Cost of Goods Sold and Operating Expenses


Cost of goods sold during the second quarter of 2003 increased by 121%, or $542,030, to $989,425 from $447,395 in the second quarter of 2002. However, as a percentage of revenue, cost of goods sold decreased from the second quarter of 2002 to the second quarter of 2003. The decrease was primarily a factor of reduced material costs, wages and benefits, sub-contract labour and testing equipment due to completing a refinancing and reduction of some of our test equipment, reducing and creating more efficiency in our staffing requirements and we started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power and ensure that a consistent quality product is delivered on time. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during the remainder of 2003 as a result of further increased sales, better pricing and outsourced manufacturing efficiencies. Cost of goods includes stock-based compensation expense of nil in 2003 versus $520 in 2002.


The gross margin of $711,596 or 42% of net sales for the second quarter of 2003 represented a increase from a negative gross margin of 173,639 or (63)% of net sales for the second quarter of 2002 due to the initiation, during the second quarter of 2002, of our refocused sales strategy, which increased revenues, and due to our cost cutting measures since the second quarter of 2002.


Research and development expenses in the second quarter of 2003 decreased by 83%, or $487,138, to $96,997 from $584,135 in the second quarter of 2002. This decrease was primarily due to decreased research and development activities and related expenditures as a result of a fewer number of engineering personnel on staff during the second quarter of 2003 versus the second quarter of 2002, and due to a number of the 2002 research and development initiatives progressing to the production stage in the first quarter of 2003. Research and development expenses include stock-based compensation expense of $3,251 in 2003 versus $8,905 in 2002.


Sales and marketing expenses in the second quarter of 2003 decreased by 73%, or $190,492, to $68,884 from $259,376 in the second quarter of 2002. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors. In fiscal 2003, we anticipate increasing our sales and marketing expenses as we focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements in order to execute our business plan. Sales and marketing expenses include stock-based compensation (recovery) expense of $2,235 in 2003 versus $(397) in 2002.


Depreciation and amortization in the second quarter of 2003 decreased by 42%, or $9,691, to $13,253 from $22,944 in 2002. The decrease was attributable to the return of a number of leased equipment resulting in a lower asset balance to be depreciated.


Exchange loss in the second quarter of 2003 increased by $18,134, to an exchange loss of $31,509 from an exchange loss of $13,375 in the second quarter of 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.


Interest expense in the second quarter of 2003 increased by $104,760, to $108,296 from $3,536 in 2002. The increase was the result of interest relating to the outstanding loans payable and convertible debenture.


General and administrative expenses in the second quarter of 2003 decreased by 27%, or $105,415, to $286,460 from $391,875 in 2002. The reduction was a result of a decrease in the number of employees, better control of overhead expenses and reduced professional service fees due to fewer public company filings and associated expenses in comparison to the second quarter of 2002. We expect general and administrative expenses to decrease further in fiscal 2003 as a result of further cost control measures that we have implemented. General and administrative expenses include stock-based compensation expense of $6,060 in 2003 versus $30,002 for 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
------------------------------------------------


Sales


Net sales in the first half of 2003 increased by 17% or $291,638, to $2,047,888 from $1,756,250 in the first half of 2002. The increase was due largely to the refocused sales strategy, initiated during the second quarter of 2002, which transitioned our focus from one of short-term relationships resulting in immediate sales, but no commitment for additional purchases, to a focus on building long-term relationships with customers who would commit to purchase a specified percentage of their amplifier requirement from us over a term of three or more years. This strategy has resulted in several new long term customers throughout several regions. Other factors contributing to the lower sales in the first half of 2002 was the general worldwide softening and changing of the market conditions in the wireless sectors during the first half of fiscal 2002, increased competition in the Korean market, and one of our significant customers in the United States went bankrupt in the second quarter of 2002 In general, we anticipate that revenues will increase in the remaining quarters in 2003 as we make progress with our refocused sales strategy.


Cost of Goods Sold and Operating Expenses


Cost of goods sold during the first half of 2003 decreased by 9%, or $134,221, to $1,370,744 from $1,504,965 in the first half of 2002. The decrease was primarily a factor of reduced material costs, wages and benefits, sub-contract labour and testing equipment due to completing a refinancing and reduction of some of our test equipment, reducing and creating more efficiency in our staffing requirements and we started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power and ensure that a consistent quality product is delivered on time. We anticipate that our cost of goods sold, as a percentage of sales, will be reduced during the remainder of 2003 as a result of further increased sales, better pricing and outsourced manufacturing efficiencies. Cost of goods includes stock-based compensation (recovery) expense of nil in 2003 versus $(19,221) in 2002.


The gross margin of $677,144 or 33% of net sales for the half of 2003 represented a increase from a gross margin of 251,285 or 14% of net sales for the first half of 2002 due to the initiation, during the second quarter of 2002, of our refocused sales strategy which increased revenues and due to our cost cutting measures since the second quarter of 2002.


Research and development expenses in the first half of 2003 decreased by 65%, or $559,707, to $296,921 from $856,628 in the first half of 2002. This decrease was primarily due to decreased research and development activities and related expenditures as a result of a fewer number of engineering personnel on staff during the first half of 2003 versus the first half of 2002, and due to a number of the 2002 research and development initiatives progressing to the production stage in the first quarter of 2003. Research and development expenses include stock-based compensation (recovery) expense of $(13,986) in 2003 versus $(56,433) in 2002.


Sales and marketing expenses in the first half of 2003 decreased by 60%, or $237,859, to 160,303 from $398,162 in the first half of 2002. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors. In fiscal 2003, we anticipate increasing our sales and marketing expenses as we focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements in order to execute our business plan. Sales and marketing expenses include stock-based compensation (recovery) expense of $(17,571) in 2003 versus $(61,123) in 2002.


Depreciation and amortization in the first half of 2003 decreased by 32%, or $14,980, to $31,392 from $46,372 in 2002. The decrease was attributable to the return of a number of leased equipment resulting in a lower asset balance to be depreciated.

Exchange loss in the first half of 2003 decreased by $1,549, to an exchange loss of $20,578 from an exchange loss of $22,127 in the first half of 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.


Interest expense in the first half of 2003 increased by $147,408, to $152,377 from $4,969 in 2002. The increase was the result of interest relating to the outstanding loans payable and convertible debenture.


General and administrative expenses in the first half of 2003 decreased by 33%, or $212,846, to $438,159 from $651,005 in 2002. The reduction was a result of a decrease in the number of employees, better control of overhead expenses and reduced professional service fees due to fewer public company filings and associated expenses in comparison to the first half of 2002. We expect general and administrative expenses to decrease further in fiscal 2003 as a result of further cost control measures that we have implemented. General and administrative expenses include stock-based compensation (recovery) expense of $(22,980) in 2003 versus $(84,737) in 2002.


Other Income and Expenses


Other income in the first half of 2003 decreased by 53%, or $39,567, to $35,360 from $74,927 in the first half of 2002. This 2002 balance results primarily from a $74,451 settlement of a government debt while the 2003 balance is due to a settlement with the leasing company that the Corporation had returned certain leased equipment.


LIQUIDITY AND CAPITAL RESOURCES


Since our inception, we have been dependent on investment capital as our primary source of liquidity.. We had an accumulated deficit at June 30, 2003 of $15,710,914. During the six months ended June 30, 2003, we focused entirely on the wireless amplifier product segment and incurred a net loss, after stock-based compensation recovery, of $215,784 (2002 - loss of $1,585,032).


During the first half of 2003, our cash position decreased significantly. The primary use of cash was for our continued operations which also included non-cash charges in depreciation expense, and stock-based compensation recovery. Other significant non-cash working capital changes included a decrease in accounts receivable and an increase in inventory. We currently have good on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding June 30, 2003 accounts payable balances.


During the first half of 2003, we had no investing activities

During the first half of 2003, we issued 1,897,447 shares for settlement of $212,513 of accounts payable. 258,064 common shares were also issued upon exercise of warrants for cash proceeds of $12,903. In June and July 2003, the Company issued non-registered warrants with an expiry date of July 15, 2005, to purchase 5,936,783 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$.05 per share from CDN$0.15 per share. Of the non-registered warrants, 258,064 were issued in June 2003 and the balance was issued in July 2003. We also extended the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, with an exercise price of $0.35, from an expiry date of May 14, 2003 to May 14, 2004. During the period, the Board of the Corporation agreed to amend the conversion price of all convertible debentures from CDN$0.15 to US $0.06.


Other than operating loan commitments and a commitment under existing leases for an aggregate of $616,000 through 2009, we have no material commitments, including capital commitments, outstanding at June 30, 2003.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of our equity securities. As of June 30, 2003, we had a working capital deficiency of $337,839. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise funds necessary to carry our company through to positive cash flow and profitability.


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


FUTURE OPERATIONS


Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into for fiscal 2003. As at December 31, 2002, we had a working capital deficiency of $394,917. In November and December, 2002, we effected a debt private placement of $605,435 (CDN$956,323). This financing and the cash flows which we receive from our ongoing sales will enable us to address a portion of our aged payables, continue with the support of existing clients and sales and marketing activity until September, 2003.


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


RISK FACTORS


For information on risk factors refer to Unity Wireless Corporation's annual report on Form 10-KSB for the year ended December 31, 2002.


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


We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The lawsuit was commenced on January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim. No trial date has been set. No Examinations for Discovery have been conducted or have been scheduled. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us. It is our position that these options have expired and we have not included such options in our outstanding options at June 30, 2003.


ITEM 2. CHANGES IN SECURITIES


During the period, the Corporation issued 1,897,447 common shares in settlement of $212,513 of accounts payable for services rendered. 258,064 common shares were also issued upon exercise of warrants.


In June and July 2003, the Company issued non-registered warrants to purchase 5,936,783 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share. Of the non-registered warrants, 258,064 were issued in June 2003 and the balance was issued in July 2003.

                                      -11-
We also extended the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, with an exercise price of $0.35, from an expiry date of May 14, 2003 to May 14, 2004. During the period, the Board of the Corporation agreed to amend the conversion price of all convertible debentures from CDN$0.15 to $0.06.

These  newly  issued securities were issued in private placements in reliance on
Section  4(ii)  of  the  Securities  Act  of  1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.


ITEM 5. OTHER INFORMATION.


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits Required by Item 601 of Regulation S-B


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


         10.11*  Form of  Secured  Convertible  Note  issued  by Unity  Wireless
         Corporation and Unity Wireless Systems Corporation in the aggregate principle amount of $956,322.50.


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


         10.19**Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 5,936,783 shares.


          21.1     Subsidiaries of our company:

                           Unity Wireless Systems Corporation (British Columbia)
                           321373 B.C. Ltd. (British Columbia)

Subsidiaries  of  our  company:

          Unity  Wireless  Systems  Corporation  (British  Columbia)
          321373  B.C.  Ltd.  (British  Columbia)

31.1**    Certification  of  Ilan  Kenig  pursuant  to  Rule  13q-14(a)  of the
          Securities  Exchange  Act  of  1934

32.2**    Certification  required  by  Rule  13a-14(b)  under  the  Securities
          Exchange  Act  of  1934 and Section 1350 of Chapter 63 of Title 18 of the
          United States  Code  (18  U.S.C.  1350).





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

          (6) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 16, 2001.

          (7) Incorporated by references to our Form SB-2A filed with the Securities and Exchange Commission on May 3, 2001.

          (8) Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

          (9) Incorporated by reference to our SB-2 filed with the Securities and Exchange Commission on May 2, 2003

(b) Reports on form 8-K

         We did not file any  reports on Form 8-K  during the period  ended June
30, 2003.


                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITY WIRELESS CORPORATION





/s/ Ilan Kenig
By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
August 14, 2003