Form 10QSB
period 2003-09-30
UNITY WIRELESS CORP
filed 2003-11-13
CIK 1100451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 0-30620

                           UNITY WIRELESS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              91-1940650
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                           Identification Number)

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

  Number of shares of common stock outstanding at November 14, 2003: 50,072,999

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

50,072,999 common shares outstanding as at November 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


     Consolidated Financial Statements
     (Expressed in United States dollars)

     UNITY WIRELESS CORPORATION (Prepared in accordance with
     United States generally accepted accounting principles)

     Three and nine months ended September 30, 2003 and 2002 (unaudited)

UNITY WIRELESS CORPORATION
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

===================================================================================================================
                                                                                      September 30,    December 31,
                                                                                               2003            2002
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Assets

Current assets:
      Cash and cash equivalents                                                        $      8,235    $    335,818
      Restricted cash (note 4)                                                               97,770          88,160
      Accounts receivable (less allowance for doubtful accounts of $11,077 (December
        31, 2002 - $33,059))                                                                330,265         231,505
      Government grant receivable                                                                --          29,197
      Inventory (note 3)                                                                    557,026         461,385
      Prepaid expenses and deposits                                                          50,677          39,040
-------------------------------------------------------------------------------------------------------------------
                                                                                          1,043,973       1,185,105
Deferred financing cost                                                                          --          38,994
Equipment, net                                                                              167,426         211,700
Patents                                                                                       4,963           8,507
Goodwill                                                                                    741,596         741,596
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  1,957,958    $  2,185,902
===================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
      Bank indebtedness (note 4)                                                       $    161,823    $    101,411
      Accounts payable and accrued liabilities (note 5)                                   1,124,704       1,244,377
      Loans payable (note 6)                                                                134,563         202,514
      Product warranty (note 10(c))                                                          36,678          31,720
      Convertible debenture                                                                 246,529              --
-------------------------------------------------------------------------------------------------------------------
                                                                                          1,704,297       1,580,022
Convertible debenture                                                                            --         137,247
-------------------------------------------------------------------------------------------------------------------
                                                                                          1,704,297       1,717,269

Stockholders' equity:
      Common stock, $0.001 par value 100,000,000 authorized,
        48,015,516 (December 31, 2002 - 35,016,894) issued and outstanding                   48,015          35,017
      Additional paid-in capital                                                         16,848,660      15,811,919
      Accumulated deficit                                                               (16,774,234)    (15,495,130)
      Accumulated other comprehensive income:
           Cumulative translation adjustments                                               131,220         116,827
-------------------------------------------------------------------------------------------------------------------
                                                                                            253,661         468,633
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  1,957,958    $  2,185,902
===================================================================================================================

Commitments (note 9)
Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

==========================================================================================================================
                                                                  Three months ended               Nine months ended
                                                             -----------------------------   -----------------------------
                                                             September 30,   September 30,   September 30,   September 30,
                                                                      2003            2002            2003            2002
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $    108,590    $    400,516    $  2,156,478    $  2,156,766

Cost of goods sold (3 month data includes stock-based
  compensation expense (recovery) of $1,257 in 2003 and
  $(10,327) in 2002; 9 month data includes stock-based
  compensation expense (recovery) of $1,257 in 2003 and
  $(29,548) in 2002; and excludes depreciation and
  amortization shown separately below) (note3)                     280,690         294,248       1,651,434       1,799,213
--------------------------------------------------------------------------------------------------------------------------
                                                                  (172,100)        106,268         505,044         357,553

  Expenses:
  Research and development (3 month data includes
    stock-based compensation expense (recovery) of $52,352
    in 2003 and $(60,642) in 2002; 9 month data includes
    stock-based compensation (recovery) of $38,366 in 2003
    and $(117,075) in 2002)                                        304,902         273,831         646,823       1,130,459
  Government grant (note 10(b)(ii))                                     --         (56,462)       (171,442)       (121,810)
  Sales and marketing (3 month data includes stock-based
    compensation expense (recovery) of $24,975 in 2003 and
    $(33,152) in 2002; 9 month data includes stock-based
    compensation (recovery) of $7,404 in 2003 and $(94,275)
    in 2002)                                                        82,021          82,925         242,324         481,087

  Depreciation and amortization                                     20,054          30,586          51,447          76,958
  Exchange (gain) loss                                              (9,920)         15,190          10,658          37,317
  Interest expense                                                 105,985           6,047         258,362          11,016
  General and administrative (3 month data includes
    stock-based compensation expense (recovery) of $111,201
    in 2003 and $(32,068) in 2002; 9 month data includes
    stock-based compensation (recovery) of $88,221 in 2003
    and $(116,805) in 2002)                                        388,178         246,971         781,336         897,976
--------------------------------------------------------------------------------------------------------------------------
                                                                   891,220         599,088       1,819,508       2,513,003
--------------------------------------------------------------------------------------------------------------------------
Operating loss for the period                                   (1,063,320)       (492,820)     (1,314,464)     (2,155,450)
Interest income                                                         --             469              --           3,141
Other income                                                            --              --          35,360          74,927
--------------------------------------------------------------------------------------------------------------------------
Loss for the period                                             (1,063,320)       (492,351)     (1,279,104)     (2,077,382)
Deficit, beginning of period                                   (15,710,914)    (14,415,321)    (15,495,130)    (12,830,289)
--------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                        $(16,774,234)   $(14,907,672)   $(16,774,234)   $(14,907,671)
==========================================================================================================================
Basic and diluted  loss per common share (note 7(b))          $      (0.02)   $      (0.01)   $      (0.03)   $      (0.06)
==========================================================================================================================

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

===========================================================================================================
                                                      Three months ended             Nine months ended
                                                 ----------------------------  ----------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                          2003           2002           2003           2002
-----------------------------------------------------------------------------------------------------------
Operations:
      Loss for the period                          $(1,063,320)   $  (492,351)   $(1,279,104)   $(2,077,382)
      Adjustments to reconcile net loss
        to net cash used in
        operating activities:
           Amortization of patents                         709          3,031          3,545          3,485
           Accretion of discount on
             convertible loan                           69,238             --        136,435             --
           Depreciation of equipment                    13,136         33,855         41,692         79,772
           Stock-based compensation                    189,785       (136,189)       135,248       (357,703)
           Gain on settlement of debt                       --             --             --        (74,451)
      Changes in non-cash working capital
         relating to operations:
           Accounts receivable                         201,462       (141,839)       (59,678)        36,310
           Government grant receivable                     546         14,228         32,197         10,417
           Inventory                                   197,208        112,678        (22,437)       162,610
           Prepaid expenses and deposits                 4,586        (36,631)        (2,847)       (53,290)
           Accounts payable and accrued
             liabilities                               (90,809)       (67,560)        85,488        544,791
-----------------------------------------------------------------------------------------------------------
                                                      (477,459)      (710,778)      (929,461)    (1,725,441)
Investments:
      Acquisition of equipment                              --         (6,696)            --        (63,559)
      Disposition of equipment                              --             --          2,582             --
      Increase in patents and licenses                      --            347             --        (33,500)
      Other receivables                                     --             --             --          9,232
      Restricted cash                                   (1,632)         3,687          3,976          1,187
-----------------------------------------------------------------------------------------------------------
                                                        (1,632)        (2,662)         6,558        (86,640)
Financing:
      Bank indebtedness                                (57,165)         4,200         42,497       (134,055)
      Repayment of loan payable                         (4,116)            --        (94,989)            --
      Cash proceeds from issued and to be
        issued common shares                           108,333        379,830        108,333      1,093,997
      Common shares issued upon warrants
        exercised                                      416,306             --        429,209             --
      Common shares issued upon options
        exercised                                        5,569             --          5,569             --
      Share issue costs                                     --             --         (1,880)       (56,354)
      Repayment of share subscription receivable            --         90,600             --         90,600
      Obligations under capital lease                       --        (49,381)            --        (76,764)
-----------------------------------------------------------------------------------------------------------
                                                       468,927        425,249        488,739        917,424
Effect of foreign exchange rate
   changes on cash and cash equivalents                 14,444          3,729        106,581          2,042
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                              4,280       (284,462)      (327,583)      (892,615)
Cash, beginning of period                                3,955        404,277        335,818      1,012,430
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                $     8,235    $   119,815    $     8,235    $   119,815
===========================================================================================================

Supplementary information (note 11)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

1.    Basis of presentation:

      The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements. In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or for any other period.

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

      These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been significantly financed by long-term debt and equity transactions. At September 30, 2003, the Corporation requires additional financing to continue to operate at current levels throughout the next year. Accordingly, the Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Corporation will be successful. If it is not, the Corporation will be required to reduce operations or liquidate assets. The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

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

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

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

===================================================================================================
                                             Three months ended               Nine months ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                                  2003           2002           2003           2002
---------------------------------------------------------------------------------------------------
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Loss for the period, as reported           $(1,063,320)   $  (492,351)   $(1,279,104)   $(2,077,382)
Add:  employee stock-based
  compensation recognized in
  reported loss                                 93,606             --         93,606             --
Less:  additional stock-based employee
  compensation expense determined under
  fair value based method for all awards       (10,202)      (225,391)      (257,657)      (608,259)
---------------------------------------------------------------------------------------------------
Pro forma loss                             $  (979,916)   $  (717,742)   $(1,443,155)   $(2,685,641)
===================================================================================================

====================================================================================================
                                             Three months ended               Nine months ended
                                         ----------------------------   ----------------------------
                                         September 30,  September 30,   September 30,  September 30,
                                                  2003           2002            2003           2002
----------------------------------------------------------------------------------------------------
                                           (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Basic and diluted loss per common shares:
     As reported                              $  (0.02)      $  (0.01)       $  (0.03)      $  (0.06)
     Pro forma                                   (0.02)         (0.01)          (0.04)         (0.06)
====================================================================================================

            The fair value of each option granted in 2003 and 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 159% (2002 - 148%); risk-free interest rate of 3.25% (2002 - 3.25%) and an expected life of four years.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

2.    Significant accounting policies (continued):

      (a)   Stock-based compensation (continued):

            Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

=========================================================================================
                                                                Outstanding options
                                                          -------------------------------
                                                 Shares         Number of        Weighted
                                              available            common         average
                                          under options   shares issuable  exercise price
-----------------------------------------------------------------------------------------
Balance, December 31, 2002                    3,292,638         5,111,417           $0.20
Options granted                                (955,000)          955,000            0.15
Options expired                               1,768,167        (1,768,167)           0.20
Options exercised                                    --           (35,917)           0.16
-----------------------------------------------------------------------------------------
Balance, September 30, 2003 (unaudited)       4,105,805         4,262,333            0.19
=========================================================================================

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

            In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS No. 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003. We have adopted FAS No. 133, which had no effect on our consolidated financial statements.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

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

            In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Corporation has adopted FIN 45 in these consolidated financial statements, which had no effect on our consolidated financial statements.

3.    Inventory:

================================================================================
                                             September 30,          December 31,
                                                      2003                  2002
--------------------------------------------------------------------------------
                                               (Unaudited)

Raw materials                                     $492,142              $317,411
Finished goods                                      64,884               143,974
--------------------------------------------------------------------------------
                                                  $557,026              $461,385
================================================================================

      During the quarter, the Company recorded a write-down of inventory of $190,616. The write-down of inventory was due to management's assessment of the net realizable value of current inventory balances. The write-down has been included in cost of sales.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

4.    Bank indebtedness:

      In February 2002, the HSBC Bank of Canada revolving operating line was replaced with a $91,694 (CDN$125,000) operating line from CIBC Bank, at an interest rate of prime and secured by a $91,694 (CDN$125,000) guaranteed investment certificate and a general security interest in all the Corporation's assets.

      At September 30, 2003, the Corporation also had $6,076 (2002 - nil) of cash held in trust with regards to venture capital fundraising. Cash held in trust and guaranteed investment certificates has been classified as restricted cash.

5.    Accounts payable and accrued liabilities:

================================================================================
                                              September 30,         December 31,
                                                       2003                 2002
--------------------------------------------------------------------------------
                                                (Unaudited)
Trade accounts payable                           $  765,750           $1,016,759
Accrued liabilities                                 358,954              227,618
--------------------------------------------------------------------------------
                                                 $1,124,704           $1,244,377
================================================================================

6.    Loans payable:

================================================================================
                                             September 30,          December 31,
                                                      2003                  2002
--------------------------------------------------------------------------------
                                               (Unaudited)

Promissory notes                                  $134,563              $202,514
Current portion                                    134,563               202,514
--------------------------------------------------------------------------------
                                                  $     --              $     --
================================================================================

      As at September 30, 2003, the Corporation was indebted to two parties for an aggregate of $134,563 cash by way of promissory notes at interest rates ranging from 9.5% to 10.5% per annum. The promissory notes are repayable on demand.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

7.    Common stock:

      (a)   Issued and outstanding

            During the nine month period ended September 30, 2003, the Corporation issued 3,416,639 common shares in settlement of $385,102 of accounts payable, 8,296,066 common shares upon exercise of warrants for cash proceeds of $429,209, 35,917 common shares upon exercise of options for cash proceeds of $5,569, 833,333 common shares upon private placement for cash proceeds of $108,333, and 416,667 common shares upon conversion of convertible debentures with a carrying value of $27,153

      (b)   Loss per share:

            The following table sets forth the computation of basic and diluted loss per share:

==========================================================================================================================
                                                          Three months ended                      Nine months ended
                                                    --------------------------------      --------------------------------
                                                    September 30,      September 30,      September 30,      September 30,
                                                             2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Numerator:
     Loss for the period                             $ (1,063,320)      $   (492,351)      $ (1,279,104)      $ (2,077,382)
==========================================================================================================================
Denominator:
     Weighted average number of
       common shares outstanding                       43,705,300         34,720,155         38,474,512         32,675,322
==========================================================================================================================
Basic and diluted loss per
  common share                                       $      (0.02)      $      (0.01)      $      (0.03)      $      (0.06)
==========================================================================================================================

For the three and nine month periods ended September 30, 2003 and 2002, all of the Corporation's common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

7.    Common stock (continued):

      (c)   Warrants:

            As at September 30, 2003, the Corporation has outstanding warrants to purchase 12,163,906 common shares at exercise prices ranging from $0.10 to $0.35 per share.

            On March 6, 2003, the Board of the Corporation approved to amend and extend the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, in conjunction with a private placement and having an exercise price of $0.35 each, from an expiry date of May 14, 2003 to May 14, 2004.

            During the period, the Company issued non-registered warrants to purchase 6,865,484 shares, at US$0.10 per share, with an expiry date of July 15, 2005. Non-registered warrants were also issued, in conjunction with the private placement, to purchase 416,667, at $0.26 (CDN$0.36) per share, with an expiry date of August 7, 2005.

      (d)   Convertible debenture:

            During the period, the Board of the Corporation agreed to amend the conversion price of all the convertible notes from $0.09 (CDN$0.15) to $0.06.

8.    Segmented information:

      (a)   Segment information:

            During the three and nine month periods ended September 30, 2003 and 2002, the Corporation was operating only in the RF power amplifier segment.

      (b)   Geographic information:

            Substantially all assets and operations are in Canada. A summary of sales by region of customer location is as follows ($000):

========================================================================================================
                                                   Three months ended            Nine months ended
                                              ----------------------------  ----------------------------
                                              September 30,  September 30,  September 30,  September 30,
                                                       2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------
                                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Korea                                                $   --         $  196         $   93         $1,183
China                                                    --             82            518            362
Sweden                                                   --             25            164             67
United States                                           100             68          1,212            515
Israel                                                   35             30             73             30
Canada                                                  (26)            --             90             --
Other                                                    --             --              6             --
--------------------------------------------------------------------------------------------------------
Total sales                                          $  109         $  401         $2,156         $2,157
========================================================================================================

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

8.    Segmented information (continued):

      (c)   Major customers:

            Sales to customers representing greater than 10% of total sales are as follows ($000):

===============================================================================
                                                     Nine months ended
                                            -----------------------------------
                                            September 30,        September 30,
                                                     2003                 2002
------------------------------------------------------------------------------
                                              (Unaudited)          (Unaudited)

Customer A                                            452                  nil
Customer B                                          1,022        Less than 10%
Customer C                                  Less than 10%                  624
Customer D                                            nil                  507
Customer E                                            nil                  404

===============================================================================

9.    Commitments:

      The Corporation has the following future minimum lease commitments for premises and equipment:

===============================================================================

      2003                                                            $  17,000
      2004                                                               70,000
      2005                                                               76,000
      2006                                                               78,000
      2007                                                               78,000
      2008 and thereafter                                               116,000
-------------------------------------------------------------------------------

                                                                      $ 435,000
===============================================================================

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

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

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

            (ii) Under an agreement with the Government's National Research Council Canada IRAP ("IRAP") program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $354,667 (CDN$483,491) to support the development of a multi-carrier linear power amplifier. During the three and nine month periods ended September 30, 2003, the Corporation claimed gross proceeds of nil and $90,982 (CDN$132,295), respectively, which have been recorded as government grant income. Under the terms of the agreement, an amount up to a maximum of $532,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

            (iii) Under an agreement with the Canada Israel Industrial Research
                  & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier. During the three and nine month periods ended September 30, 2003, the Corporation claimed gross proceeds of nil and $80,460 (CDN$116,667), respectively, which have been recorded as government grant income. Under the terms of the agreement, commencing with the first commercial transaction, 2.5% of yearly gross sales shall be paid until 100% of the grant has been repaid.

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

10.   Contingent liabilities (continued):

      (c)   Product warranty:

            The Corporation provides for estimated warranty costs at the time of product sale. Warranty expense accruals are based on best estimate with reference to historical claims experience. Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided. An analysis of changes in liability for product warranties follows:

===============================================================================

Balance, December 31, 2002                                              $31,720

Provision increase                                                        4,390
Expenditures                                                             (2,045)
-------------------------------------------------------------------------------

Balance, March 31, 2003 (unaudited)                                      34,065

Provision increase                                                        6,879
Expenditures                                                             (3,969)
-------------------------------------------------------------------------------

Balance, June 30, 2003 (unaudited)                                       36,975

Provision increase                                                        5,773
Expenditures                                                             (6,070)
-------------------------------------------------------------------------------

Balance, September 30, 2003 (unaudited)                                 $36,678
===============================================================================

UNITY WIRELESS CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2003 and 2002 (unaudited) Year ended December 31, 2002

================================================================================

11.   Supplementary information:

==========================================================================================================
                                                     Three months ended             Nine months ended
                                                ----------------------------  ----------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                         2003           2002           2003           2002
----------------------------------------------------------------------------------------------------------
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Cash paid for:
     Interest                                        $  8,160          6,047         11,854         11,016
     Income taxes                                          --             --             --             --

==========================================================================================================

Non-cash investing or financial activities:
     Issuance of common shares
       in settlement of accounts

       payable                                       $172,549       $     --       $385,102       $     --
     Issuance of common shares

       upon conversion of convertible
       debenture                                     $ 27,153       $     --       $ 27,153       $     --
     Note payable on reclassification
       of accounts payable                           $     --       $106,559       $     --       $106,559
     Purchase of equipment funded
       by obligation under capital
       lease                                         $     --       $162,381       $     --       $162,381

==========================================================================================================

12.   Subsequent events:

      Subsequent to September 30, 2003, 2,057,483 warrants were exercised for total cash proceeds of $288,049.

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

General

We are in the business of designing, developing and manufacturing RF (radio frequency) subsystems including high power linear RF amplifiers and specialized integrated communications products targeting both the cellular and fixed wireless markets, referred to as wireless local loop. Wireless local loop networks are sometimes referred to as "the last mile" solution - unlike cellular phone systems which are mobile wireless networks, wireless local loop is designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices without the need for special wiring via wireless communication devices. Most of our products are high power amplifiers, defined as single and multi-channel power amplifiers used for sending signals from a network to a terminal such as a cell phone. Our products are used in base stations and repeaters that are used to extend coverage in cellular telephone networks. Some products are also used in base station equipment.

Results of Operations

Three months Ended September 30, 2003 and September30, 2002

Sales

Net sales in the third quarter of 2003 decreased by 73% or $291,926, to $108,590 from $400,516 in the third quarter of 2002. The is primarily a factor of the slowness in the realization of projects in our customer base.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the third quarter of 2003 decreased by 5%, or $13,558, to $280,690 from $294,248 in the third quarter of 2002. Included in cost of goods sold in the third quarter of 2003 was a write-down of inventory, in the amount of $190,616. Net of the write-down of inventory cost of goods sold for the third quarter of 2003 decreased by $204,174. As a percentage of revenue, cost of goods sold increased from the third quarter of 2002 to the third quarter of 2003. This is primarily a factor of certain costs that did not decrease proportionately as revenue declined. Cost of goods sold includes stock-based compensation expense (recovery) of $1,257 in 2003 versus $(10,327) in 2002.

The gross margin of $(172,100) for the third quarter of 2003 represented a decrease from a gross margin of $106,268 or 27% of net sales for the third quarter of 2002. Net of the write-down of inventory, the gross margin of $18,516 or 17% of net sales for the third quarter of 2003 represented a decrease from the third quarter of 2002. This was due to certain costs not being able to be reduced proportionately as revenues decreased.

Research and development expenses in the third quarter of 2003 increased by 11%, or $31,071, to $304,902 from $273,831 in the third quarter of 2002, however, net of stock-based compensation, research and development expenses decreased by $81,923. This decrease was primarily due to decreased research and development activities and related expenditures as a result of a fewer number of engineering personnel on staff during the third quarter of 2003 versus the third quarter of 2002. Research and development expenses include stock-based compensation expense (recovery) of $52,352 in 2003 versus $(60,642) in 2002.

Sales and marketing expenses in the third quarter of 2003 decreased by 1%, or $904, to $82,021 from $82,925 in the third quarter of 2002, however, net of stock-based compensation, sales and marketing expenses decreased by $59,031. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors. In the remainder of fiscal 2003, we anticipate increasing our sales and marketing expenses as we focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements in order to execute our business plan. Sales and marketing expenses include stock-based compensation expense (recovery) of $24,975 in 2003 versus $(33,152) in 2002.

Depreciation and amortization in the third quarter of 2003 decreased by 34%, or $10,532, to $20,054 from $30,586 in 2002. The decrease was attributable to the return of a number of leased equipment pieces resulting in a lower asset balance to be depreciated.

Exchange (gain) loss in the third quarter of 2003 decreased by $25,110, to an exchange gain of $(9,920) from an exchange loss of $15,190 in the third quarter of 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense in the third quarter of 2003 increased by $99,938, to $105,985 from $6,047 in 2002. The increase was the result of interest relating to the outstanding loans payable and convertible debenture.

General and administrative expenses in the third quarter of 2003 increased by 57%, or $141,207, to $388,178 from $246,971 in 2002, however, net of stock-based compensation, general and administrative expenses decreased by $2,062 . The change was the net result of an increase of $35,394 in corporate expenses due to value assigned to shares issued for investor relation services, an increase of $41,078 in facility expenses due to value assigned to shares issued relating to a renegotiation of our leased premises, and a decrease of decrease of 54% or $78,534 to $66,102 from $144,636 largely resulting from a decrease in salaries and related expenses due to a decline in the number of employees. General and administrative expenses include stock-based compensation expense (recovery) of $111,201 in 2003 versus $(32.068) for 2002.

Nine months Ended September 30, 2003 and September 30, 2002

Sales

Net sales for the nine months ended September 30, 2003 remained relative constant at $2,156,478 from $2,156,766 for the nine months ended September 30, 2002.

Cost of Goods Sold and Operating Expenses

Cost of goods sold for the nine months ended September 30, 2003 decreased by 8%, or $147,779, to $1,651,434 from $1,799,213 for the nine months ended September 30, 2002. Included in cost of goods sold for the nine months ended September 30, 2003 was a write-down of inventory, in the amount of $190,616. Net of the write-down of inventory cost of goods sold for the nine months ended September 30, 2003 decreased by 19%, or $338,395. The decrease was primarily a factor of reduced material costs, wages and benefits, sub-contract labour and testing equipment due to completing a refinancing and reduction of some of our test equipment, reducing and creating more efficiency in our staffing requirements and we started working with an outsource manufacturing company. As well, we have started producing larger runs for customers. These factors allow us to take advantage of better purchasing power and ensure that a consistent quality product is delivered on time. Cost of goods includes stock-based compensation expense (recovery) of $1,257 in 2003 versus $(29,548) in 2002.

The gross margin of $505,044 or 23% of net sales for the nine months ended September 30, 2003 represented a increase from a gross margin of 357,553 or 17% of net sales for the nine months ended September 30, 2002. Net of the write-down of inventory, the gross margin for the nine months ended September 30, 2003 was 695,660 or 32% of net sales. The increase was due to our cost cutting measures since the third quarter of 2002.

Research and development expenses for the nine months ended September 30, 2003 decreased by 43%, or $483,636, to $646,823 from $1,130,459 for the nine months ended September 30, 2002, however, net of stock-based compensation, research and development expenses decreased by $639,077. This decrease was primarily due to decreased research and development activities and related expenditures as a result of a fewer number of engineering personnel on staff during the nine months ended September 30, 2003 versus the nine months ended September 30, 2002, and due to a number of the 2002 research and development initiatives progressing to the production stage in the first quarter of 2003. Research and development expenses include stock-based compensation (recovery) expense of $38,366 in 2003 versus $(117,075) in 2002.

Sales and marketing expenses for the nine months ended September 30, 2003 decreased by 50%, or $238,763, to $242,324 from $481,087 for the nine months ended September 30, 2002, however, net of stock-based compensation, sales and marketing expenses decreased by $340,442. The decrease was a net effect of decreased advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors. In the remainder of fiscal 2003, we anticipate increasing our sales and marketing expenses as we focus our marketing and sales personnel on the goal of securing additional short and long-term supply agreements in order to execute our business plan. Sales and marketing expenses include stock-based compensation (recovery) expense of $7,404 in 2003 versus $(94,275) in 2002.

Depreciation and amortization for the nine months ended September 30, 2003 decreased by 33%, or $25,511, to $51,447 from $76,958 in 2002. The decrease was attributable to the return of a number of leased equipment pieces resulting in a lower asset balance to be depreciated.

Exchange (gain)loss for the nine months ended September 30, 2003 decreased by $26,659, to an exchange loss of $10,658 from an exchange loss of $37,317 for the nine months ended September 30, 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada. Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense for the nine months ended September 30, 2003 increased by $247,346, to $258,362 from $11,016 in 2002. The increase was the result of interest relating to the outstanding loans payable and convertible debenture.

General and administrative expenses for the nine months ended September 30, 2003 decreased by 13%, or $116,640, to $781,336 from $897,976 in 2002, however, net of stock-based compensation, general and administrative expenses decreased by $321,666. The change was the net result of an increase of $40,867 in corporate expenses due to value assigned to shares issued for investor relation services, an increase of $36,063 in facility expenses due to value assigned to shares issued relating to a renegotiation of our leased premises, and a decrease of 61% or $398,596 to $259,317 from $657,913 largely resulting from a decrease in salaries and related expenses due to a decline in the number of employees. General and administrative expenses include stock-based compensation (recovery) expense of $88,221 in 2003 versus $(116,805) in 2002.

Other Income and Expenses

Other income in the nine months ended September 30, 2003 decreased by 53%, or $39,567, to $35,360 from $74,927 in the nine months ended September 30, 2002. This 2002 balance results primarily from a $74,451 settlement of a government debt while the 2003 balance is due to a settlement with the leasing company that the Corporation had returned certain leased equipment.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity.. We had an accumulated deficit at September 30, 2003 of $(16,774,234). During the nine months ended September 30, 2003, we focused entirely on the wireless amplifier product segment and incurred a net loss, after stock-based compensation, of $(1,279,104)

During the three and nine months ended September 30, 2003, our cash position decreased significantly. The primary use of cash was for our continued operations. We currently are in various stages of discussion with our suppliers regarding extended payment terms for their respective outstanding September 30, 2003 accounts payable balances.

During the three and nine months ended September 30, 2003, we had no material investing activities

During the three months ended September 30, 2003, the Corporation issued 1,519,192 common shares in settlement of $172,549 of accounts payable, 8,038,002 common shares upon exercise of warrants for cash proceeds of $416,306, 35,917 common shares upon exercise of options for cash proceeds of $5,569, and 416,667 common shares upon conversion of convertible debentures for a value of $27,153. In addition, the Corporation issued in a private placement to Myer Bentob, a director of the Company, 833,333 common shares for cash proceeds of $108,333. Non-registered warrants were also issued, in conjunction with the private placement, to purchase 416,667, at US$0.26 (CDN$0.36) per share. The Company issued non-registered warrants to purchase 6,607,420 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share.

During the nine months ended September 30, 2003, the Corporation issued 3,416,639 common shares in settlement of $385,102 of accounts payable, 8,296,066 common shares upon exercise of warrants for cash proceeds of $429,209, 35,917 common shares upon exercise of options for cash proceeds of $5,569, and 416,667 common shares upon conversion of convertible debentures for a value of $27,153. In addition, the Corporation issued in a private placement to Myer Bentob, a director of the Company, 833,333 common shares for cash proceeds of $108,333. Non-registered warrants were also issued, in conjunction with the private placement, to purchase 416,667, at US$0.26 (CDN$0.36) per share. The Company issued non-registered warrants to purchase 6,865,484 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share. We also extended the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, with an exercise price of $0.35, from an expiry date of May 14, 2003 to May 14, 2004. During the period, the Board of the Corporation agreed to amend the conversion price of all convertible debentures from CDN$0.15 to $0.06.

Subsequent to September 30, 2003, the Corporation issued 2,057,483 common shares upon exercise of warrants for cash proceeds of $288,049.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $435,000 through 2009, we have no material commitments, including capital commitments, outstanding at September 30, 2003.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Since our inception, we have been dependent on investment capital as our primary source of liquidity. Our operations to date have been primarily financed by sales of our equity securities. As of September 30, 2003, we had a working capital deficiency of $660,324. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise funds necessary to carry our company through to positive cash flow and profitability.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. Our ability to continue as a going concern as to the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, however, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation. The lawsuit was commenced on January 5, 2001. Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages. We dispute the allegations and are defending the claim. No trial date has been set. No Examinations for Discovery have been conducted or have been scheduled. The matter is at a very preliminary stage. It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us. It is our position that these options have expired and we have not included such options in our outstanding options at September 30, 2003.

Item 2. Changes in Securities

During the three months ended September 30, 2003, the Corporation issued 1,519,192 common shares in settlement of $172,549 of accounts payable, 8,038,002 common shares upon exercise of warrants for cash proceeds of $416,306, 35,917 common shares upon exercise of options for cash proceeds of $5,569, and 416,667 common shares upon conversion of convertible debentures for a value of $27,153. In addition, the Corporation issued in a private placement to Myer Bentob, a director of the Company, 833,333 common shares for cash proceeds of $108,333. Non-registered warrants were also issued, in conjunction with the private placement, to purchase 416,667, at US$0.26 (CDN$0.36) per share. The Company issued non-registered warrants to purchase 6,607,420 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share.

Subsequent to September 30, 2003, the Corporation issued 2,057,483 common shares upon exercise of warrants for cash proceeds of $288,049.

These newly issued securities were issued in private placements in reliance on
Section 4(2) of the Securities Act of 1933.

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

3.4* Third Amendment to Amended and Restated Bylaws of Unity Wireless Corporation (2)

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

10.19* Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 6,865,484 shares. (10)

10.20** Form of subscription agreement for common shares and warrants issued to Myer Bentob, in a private placement, for an aggregate of 833,333 shares and 416,667 warrants.

10.21** Form of warrants issued to Myer Bentob, in a private placement, for an aggregate of 416,667 shares.

21.1     Subsidiaries of our company:

                   Unity Wireless Systems Corporation (British Columbia) 321373 B.C. Ltd. (British Columbia)

31.1** Certification of Ilan Kenig pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934

32.2** Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
----------
*     Previously filed
**    Filed herewith
(1) Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on October 4, 2000.
(2) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 30, 2002.
(3) Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.
(4) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 23, 2000.
(5) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 4, 2000.
(6) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 16, 2001.
(7) Incorporated by references to our Form SB-2A filed with the Securities and Exchange Commission on May 3, 2001.
(8) Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.
(9) Incorporated by reference to our SB-2 filed with the Securities and Exchange Commission on May 2, 2003
(10) Incorporated by reference to our 10-QSB filed with the Securities and Exchange Commission on August 14, 2003

(b) Reports on form 8-K

      The Company filed a current report on Form 8-K July 24, 2003, with respect to revenues for the second quarter of 2003.

      The Company filed a current report on Form 8-K August 21, 2003, with respect to results for the second quarter of 2003.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned, thereunto duly authorized.

                                        UNITY WIRELESS CORPORATION


                                        By: /s/ Ilan Kenig
                                           -------------------------------------
                                           Ilan Kenig, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)

November 14, 2003