Form 10KSB
period 2003-12-31
UNITY WIRELESS CORP
filed 2004-03-30
CIK 1100451

- # -

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2003

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

State Issuer's revenues for its most recent fiscal year:  $2,375,128

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

65,108,608 common shares at $0. 37 (1) = $ 24,090,184

(1) Average of bid and ask closing prices on March 1, 2004

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

69,731,354 common shares issued and outstanding as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

- # -

PART I

Item 1.  Description of Business.

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

Business Development During Last Three Years

Our company was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation.  During the period from December 1998 until June 2001 we were engaged in the traffic control business. In November 2000 we entered the business of designing, developing and manufacturing linear power amplifiers for the w ireless network infrastructure industry. During 2001, we focused on developing new products and expanding our marketing, sales and global distribution network.  In 2002, our business strategy evolved and focused on securing long-term supply agreements with strategic key customers. In 2003, we continued to focus on securing long-term supply agreements with key customers and developing new RF power amplifiers and technology. We completed the initial development of our ‘efficiency enhanced’ product and made samples available to a select group of interested potential customers.

Our Current Business

Principal Products

We make high power radio frequency amplifiers. We have developed over 30 models of our products which are used in cellular, personal communication services (PCS), paging, wireless local loop (WLL) and third generation (3G) networks.  Each one of our high power amplifiers is custom made to satisfy each customer's particular requirements.  Most of our products are high power amplifiers, defined as single channel power amplifiers used for sending signals from a network to a terminal such as a cell phone .

Most of our amplifiers are used in signal repeaters that are used to extend coverage in cellular telephone networks.  Some of our products are also used in base station equipment and some are multi-channel power amplifiers.  We have developed power amplifiers for use in digital television broadcasting in Korea and for base station applications for both the mobile phone and wireless local loop network.   Wireless local loop networks are sometimes referred to as "the last mile" solution because unlike cellular phone systems which are mobile wireless networks, wireless local loop networks are designed to deliver voice and high speed data (e.g., Internet) services to fixed locations such as homes and small offices via wireless communication devices without the need for special wiring.

Our family of amplifiers covers a range of average output power levels (from 2 watts to 80 watts) and a number of different operating frequency bands .   Substantially all of our assets and operations are located in British Columbia, Canada.

Revenues from operations were approximately $2,375,000 in the year ended December 31, 2003 and $2,992,000 in the year ended December 31, 2002.   A summary of sales by geographic region for the years ended December 31, 2003 and 2002 is as follows:

Place	2003 Sales	% of Total 2003 Sales	2002 Sales	% of Total 2002 Sales
Israel	$113,000	4.8%	$34,000	1.1%
Korea	$93,000	3.9%	$1,340,000	44.8%
Sweden	$164,000	6.9%	$88,000	2.9%
United States	$1,263,000	53.2%	$774,000	25.9%
China	$518,000	21.8%	$756,000	25.3%
Canada	$217,000	9.1%	$nil	-
Other	$7,000	0.3%	$nil	-

Product Research and Development

We mainly work with our own proprietary technology and certain technology developers to increase the performance and efficiency of our amplifiers.  In November 2002, we entered into a licensing agreement with Paragon Communications, an Israeli company, for the development of a new generation of amplifiers.  The first prototypes using this technology have been demonstrated, and show significant improvement to the efficiency of the amplifiers for the same output power and improved linearity.  We have recently manufactured samples for potential customer’s testing and product qualification practices and expect to begin presenting to interested parties early in 2004.

We have also augmented our research and development capabilities by adding experienced hardware and software engineers to our product development team. We have devoted and will continue to devote a large portion of our research and development resources towards next generation products and developing products for customers who exhibit long-term revenue and growth potential.

We have also received funding from the Canadian Israel Research and Development F oundation .. Under this agreement the Corporation is eligible to receive conditionally repayable government assistance amounting to $2 66,595 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  During 2003 we claimed gross proceeds of $163,456 (CDN$233,333) which have been recorded as government grant income and appears as a reduction of operating expenses in the Consolidated Statement of Operations and Comprehensive Loss ..  Under the terms of the agreement, commencing with the first commercial transaction, 2.5% of yearly gross sales shall be paid until 100% of the grant has been repaid.  As of December 31, 2003, no sales have occurred which would cause repayment.

During the years ended December 31, 2003 and 2002, we spent, net of stock-based compensation (recovery), 30,932 and (116,747) respectively , $8 60,898 and $1,544,090  respectively on research and development activities.

Sales and Marketing of Our Products

Our principal customers are the original equipment manufacturers of repeaters and base stations.  The original equipment manufacturers sell their products, which include our radio frequency power amplifiers, to the operators of wireless networks.

We also sell our products through independent sales agents who are paid on commission basis and through sales individuals who are engaged on a full time basis as employees of the Corporation.  We will continue to develop this sales channel by focusing on identifying and engaging sales representatives who will sell our products in other markets.

Our sales to date have been by way of purchase orders that typically cover periods ranging from several months to one year.  We have no sales agreements that extend beyond one year.  A third, longer-term component of our marketing strategy for the radio frequency amplifier products is to develop an integrated RF(‘”Radio Frequenc”) front end hardware and software subsystem.  We will also develop stronger software capabilities integrated into microprocessors and analog pre-distortion technology.

Manufacturing and Suppliers

We subcontract  a portion of our manufacturing of our electronics components to qualified companies with a history of quality assurance.  This minimizes the need for capital expenditures related to electronics manufacturing facilities, minimizes staff and allows us to utilize specialists in each stage of manufacturing.  Alternate contract manufacturers are available, should any of our existing contract manufacturers cease providing services to us.  We currently assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Burnaby, British Columbia, Canada.  We have limited capacity, and the process to assemble, test and tune our current products is labor intensive.

The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components.  We have, from time to time, experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Our arrangements with suppliers are on a short term basis and to date we have not entered into any long term arrangements

Competition and Competitive Advantage

Within the merchant market for amplifiers, there are three dominant companies and a number of smaller ones.  The dominant companies are Powerwave, Remec and Andrew.  Collectively, they represent a significant proportion of the sales in the merchant market for amplifiers.  These companies supply a much more integrated product line than just power amplifiers to telecom and defence customers.   These companies are very large and supply the biggest OEM vendors in our industry and are able to manufacture products in large volume. The smaller amplifier companies compete for the repeater business, and it is this business that we expect will grow most quickly and be the most likely to grow if activity increases in the wireless infrastructure markets in the near future.

We compete with the smaller amplifier companies in niche and specialty markets, and seek to win sales based on superior technology and customer service.  We will seek to make inroads into the larger market segments building on the technology and track record that we have developed in the niche and speciality markets which we have initially been serving.

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

Intellectual Property

We rely on a combination of trademarks and trade secrets to protect our intellectual property.  We execute confidentiality and non-disclosure agreements with our management and engineering employees and limit access to , and distribution of , our proprietary information.

Trade-Marks

We use the trade-mark "Unity Wireless", which is registered in Canada.  We intend to register the "Unity Wireless" trade-mark in the U.S. and possibly, other countries.

Service and Product Warranty

We offer a standard warranty of one year on parts and labor from date of shipment on our radio frequency amplifiers.  In some cases, a warranty period of up to two years may be negotiated.  We will repair units under warranty at our cost and return the units freight prepaid back to the customer.  A repaired unit will be warranted for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

Our warranties specifically exclude all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use of, or inability to use, the warranted products.   No warranties are made in the event that product has been improperly installed, subjected to abuse or negligence, or tampered with.  Consumer protection and other laws may limit our ability to limit our liability or exclude certain types of damages.

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

Significant Customers

We had sales of approximately $2,375,000 for the year ended December 31, 2003.    One customer accounted for 19% of sales and another customer accounted for 43% of sales.  No other customer accounted for more that 2.8% of our sales.

Employees

We currently employ 34 employees, of which 32 are employed on a full time basis.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cost requirements.  As of December 31, 2003, we had a working capital deficiency of $375,479.  We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.

Substantial doubt about our ability to continue as a going concern.

W e expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales.   These circumstances raise substantial doubt about our ability to continue as a going concern, as described in our independent auditors' report on the December 31, 2003 consolidated financial statements, which are included with this annual report.  The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase exceeds $1,000,000, or any natural person who had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year.   The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Sales to five customers comprised 77% of our revenue in the year ended December 31, 2003 and sales to five customers comprised 80% in the year ended December 31, 2002.  During fiscal 2003, two of the five customers accounted for more than ten percent (10%) of our revenues.

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

As at December 31, 200 3 , we had accounts payable and accrued liabilities of $957,221, of which approximately $788,000 represented payables to trade creditors.  To date, these creditors have been co-operating with us to accept a delayed payment of these outstanding payables.  If one or more of these creditors is no longer willing to accept delayed payments and demands immediate payment of any such amounts, then our cash position and our need for further financing may become immediate.  If we are unable to raise the funds to pay off such aged payables, then our continued operations may be negatively affected, and we may have to scale down our even cease the operation of our business.

Item 2.  Description of Property.

Our executive and head offices are located at 7438 Fraser Park Drive, Burnaby, British Columbia, V5J 5B9.  The offices are approximately 11,000 square feet in size and are leased on a six (6) year basis, expiring June 30, 2009, at a monthly rent of approximately $6,500 (CDN$8,500) excluding property taxes, maintenance and utilities.  Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

In March, 2003, we opened a customer support office in China located at Room 1005 - 2103 Shen Nan Dong Road, Shen Zhen, China 518001.  We rent this office on a month to month basis for $415 (CDN$600) plus operating expenses per month.  This office houses one of our sales and engineering representatives.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation.  The lawsuit was commenced on January 5, 2001.  Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages.  We dispute the allegations and are defending the claim.  No trial date has been set.  No Examinations for Discovery have been conducted or have been scheduled.  The matter is at a very preliminary stage.  It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us.  It is our position that these options have expired and we have not included such options in our outstanding options at December 31, 200 3 ..

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In the United States, our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "UTYW."  Between February 6, 1999 and August 17, 2000, our common stock traded under the symbol "ZSON."  Before February 6, 1999, our common stock traded under the symbol "MMIM."  The following quotations obtained from Canada Stockwatch reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an d may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)			TSX Venture Exchange (2) (CDN$)
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2003	$ 0.30	$ 0.16	December 31, 2003	-	-
September 30, 2003	$ 0.23	$ 0.10	September 30, 2003	-	-
June 30, 2003	$ 0.14	$ 0.05	June 30, 2003	$ 0.17	$ 0.06
March 31, 2003	$ 0.19	$ 0.09	March 31, 2003	$ 0.26	$ 0.11
December 31, 2002	$0.17	$0.07	December 31, 2002	$0.28	$0.11
September 30, 2002	$0.29	$0.14	September 30, 2002	$0.40	$0.21
June 30, 2002	$0.48	$0.20	June 30, 2002	$0.73	$0.35
March 31, 2002	$0.38	$0.16	March 31, 2002	$0.60	$0.27

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)

Our common stock began trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on December 24, 2001 and stopped trading on June 6, 2003 when the Co rporation voluntarily de-listed from the exchange.

Our common shares are issued in registered form.  Computershare Trust Company of Canada, 4th Floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9 (Telephone: (604) 661- 9400 ; Facsimile: (604) 6 61 - 9401 ) is the registrar and transfer agent for our common shares.

On March 1, 200 4 , the shareholders' list of our common shares showed 181 registered shareholders and 69,731,354 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the 1999 Stock Option Plan, on December 6, 1999.  Our current stock option plan was adopted by our directors on December 6, 1999 and was approved by our shareholders on July 5, 2000.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2003.

Number of Common Shares to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
5 , 1 26,083	$0.19	7,589,707(1)

(1)

On July 5, 2000, our stockholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan.  As at December 31, 200 3 , the maximum number was 12,715,790 ...  For further information on our stock option plan, refer to footnote 10 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

During the year ended December 3 1 , 2003, the Corporation issued 2,347,672 common shares in settlement of $ 345,413 of trade accounts payable, and 1,806,666 common shares upon settlement of a promissory note with a value of $ 875,331 to Beth Medrash Govoha of Lakewood ..  In addition, the Corporation issued in a private placement to Myer Bentob, a director of the Company, 833,333 common shares for cash proceeds of $108,333.  Non-registered warrants were also issued, in conjunction with the private placement to Myer Bentob , to purchase 416,667, at US$0.26 (CDN$0.36) per share.    The Company issued non-registered warrants to purchase 6,865,484 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share. The Company also issued non-registered warrants to purchase 1,666,666 shares at US$0.10 per share to Beth Medrash Govoha of Lakewood, 100,000 shares at US$0.20 per share to Michael Mulshine, and 150,000 shares at US$0.25 per share to Michael Mulshine.   The Company also issued an additional 3,997,190 shares to holders of Secured Convertible Notes as a result of the reduction in conversion price from CDN$0.15 per share to US$0.06 per share.

Subsequent to December 31, 2003, we issued  6,032,150 warrants exercisable at US$0.15 to former holders of Secured Convertible Notes who exercised their $0.10 warrant previously issued.

All of the investors were accredited investors and therefore we issued the shares and warrants relying on Rule 506 of Regulation D, Section 4(6) and/or Section 4(2) under the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Years Ended December 31, 2003 and 2002

Sales

Net sales in 2003 decreased by 21% or $616,843, to $2,375,128 from $2,991,971 in 2002.  The decrease was largely due to postponements in customer purchase decisions in the third and fourth quarters of 2003 .

Cost of Goods Sold and Operating Expenses

Cost of goods sold during 2003 decreased by 19%, or $462,162, to $2,035,334 from $2,497,496 in 2002.  Cost of goods sold for 2003 included a $382,039 write-down of inventory.  Net of the write-down of inventory , of 382,030, cost of goods sold for 2003 decreased by 34%, or $ 844,192 , primarily as a result of various efficiencies we introduced .   Also, larger production runs gave us better purchasing power . Cost of goods sold includes stock-based compensation expense (recovery) of $682 in 2003 versus $(30,898) in 2002.

The gross margin of $339,794 or 14% of net sales for the year ended December 31, 2003 represented a decrease from a gross margin of $494,475 or 17% of net sales for the year ended December 31, 2002.  Net of the write-down of inventory, the gross margin for 2003 was $721,824 or 30% of net sales.   The increase was due to our cost cutting measures since the third quarter of 2002.  Over the long terms, we anticipate that we will increase our gross margin with increased sales and reduced overhead as a result of increased volumes and lower per unit costs associated with more standardized production of our amplifiers and increased sales volumes.

Research and development expenses for the year ended December 31, 2003 decreased by 38%, or $535,513, to $891,830 from $1,427,343 for the year ended December 31, 2002. Net of stock-based compensation, research and development expenses decreased by $683,192.   This decrease primarily reflects a reduction in the number of engineering personnel on staff during the year in 2003, as a number of the 2002 research and development initiatives progressed to production stage . Research and development expenses include stock-based compensation (recovery) expense of $30,932 in 2003 versus $(116,747) in 2002.

Sales and marketing expenses for the year ended December 31, 2003 decreased by 46%, or $251,949, to $301,222 from $553,171 for the year ended December 31, 2002. N et of stock-based compensation, sales and marketing expenses decreased by $348,442.  The decrease primarily reflects reduce advertising, promotional activities, tradeshow and travel expenses to visit new customers and distributors.  Sales and marketing expenses include stock-based compensation (recovery) expense of $7,172 in 2003 versus $(89,321) in 2002.

Depreciation and amortization for the year ended December 31, 2003 decreased by 3 3%, or $29,274, to $60,306 from $89,580 in 2002.  The return to lessors of certain leased equipment result ed in a lower asset balance to be depreciated.

Exchange (gain)loss for 2003 decreased by $26,1 5 9, to an exchange loss of $25,1 5 2 from an exchange loss of $51,311 for the year ended 2002 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense for 2003 increased by $95,391, to $111,037 from $15,646 in 2002.  The increase was the result of interest on outstanding loans payable and convertible debenture issued in quarter 4 of Fiscal 2002.

General and administrative expenses for 2003 decreased by 15%, or $181,237, to $1,065,273 from $1,246,510 in 2002 .  N et of stock-based compensation, general and administrative expenses decreased by $385,667.  The change was the net result of :

- A n increase of $21,958 in corporate expenses due to additional investor relation services of approximately $65,000 offset by a reduction in professional service fees of approx. $43,000;

- a n increase of $24,047 in facility expenses, and

- a decrease in other general and administrative expenses of  61% or $431,672 to $360,536 from $792,208 that largely re sulted from a decline in the number of employees and a result ing decline in salaries and related expenses.

General and administrative expenses include stock-based compensation (recovery) expense of $98,393 in 2003 versus $(106,037) in 2002.

Other Income and Expenses

Accretion of interest and debt settlement for 2003 increased by $1,243,129, to $1,254,199 from $11,070 in 2002.  The balance relates to interest accreted on convertible debentures issued and expense related to the settlement of promissory notes.  In both cases shares and warrants were a part of the transaction and were recognized at their estimated fair value.  This results in the debentures and notes being initially recorded at discounted amounts and then amortized to their original face value over the year.

Other earnings in 2003 increased by 169%, or $67,125, to $106,837 from $39,712 in 2002. This 2002 balance result ed primarily from a $74,451 settlement of a government debt offset by a loss on disposal of fixed assets of approximately $35,000.  T he 2003 balance is due to a settlement with the leasing company resulting from the return of certain leased equipment and a gain on the sale of securities held by the Company that had been written off to a value of $nil in previous years.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity.  We had an accumulated deficit at December 31, 2003 of $1 8,503,080 .. During 2003, we incurred a net loss, inclusive of stock-based compensation expense, of $ 3,007,950 (2002 - loss of $2,664,841).

During 2003, our cash position decreased significantly. The primary use of cash was for our continued operations, which also included non-cash charges in depreciation expense, stock-based compensation and accretion of interest on convertible loan s .. Other significant non-cash working capital changes included a de crease in inventory and a decrease in accounts payable and accrued liabilities. We have on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding December 31, 2003 accounts payable balances.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies.  Our operations to date have been primarily financed by sales of our equity securities. As of December 31, 2003, we had a working capital deficiency of $375,479.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan.  Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements , or to significantly reduce or eliminate sales and marketing, research and development or administrative functions.  The occurrence of any of these, or our inability to raise adequate capital, may have a material adverse effect on our business, financial condition and results of operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

During 2003, the Company issued 3,681,605 common shares in settlement of $442,338 of accounts payable,  11,794,782 common shares upon exercise of warrants for cash proceeds of $889,869,  73,000 common shares upon exercise of options for cash proceeds of $11,760, 1 0,372,673 common shares upon conversion of convertible debentures for a value of $ 624,514 and 1,806,666 common shares upon conversion of a promissory note for a value of $875,331 to Beth Medrash Govoha of Lakewood.   In addition, the Company issued in a private placement to Myer Bentob, a director of the Company, 833,333 common shares for cash proceeds of $108,333.  Non-registered warrants were also issued, in conjunction with the private placement to Myer Bentob , to purchase 416,667, at US$0.26 per share.   The Company issued non-registered warrants to purchase 6,865,484 shares, at US$0.10 per share, to holders of Secured Convertible Notes who exercised previous warrants to purchase the same number of shares at an exercise price that was reduced to US$0.05 per share from CDN$0.15 per share. The Company also issued non-registered warrants to purchase 1,666,666 shares at US$0.10 per share to Beth Medrash Govoha of Lakewood , 100,000 shares at US$0.20 per share to Michael Mulshine , and 150,000 shares at US$0. 25 per share to Michael Mulshine ..  We also extended the expiry date of 2,317,857 warrants, which were issued on May 15, 2002, with an exercise price of CDN $0.35, from an expiry date of May 14, 2003 to May 14, 2004 .    During the period, the Company agreed to amend the conversion price of all US $ 605,435 principal amount of convertible debentures from CDN$0.15 to US $0.06

Subsequent to December 31, 2003, 6,032,150 warrants were exercised for total cash proceeds of $603 , 2 15 , and the Company issued to the holders of these warrants 6,032,150 additional warrants exercisable at $0.15 per share.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $435,000 through 2009, we have no material commitments, including capital commitments, outstanding at December 31, 2003.

We had no material investing activities in 2003.

Inflation /Seasonal Aspects

We do not believe that inflation , had a significant impact on our consolidated results of operations or financial condition.  The are no seasonal aspects to the Company’s business.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The Corporation has adopted FAS No. 150, which had no effect on the consolidated financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  FAS No.149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003.  The Corporation has adopted FAS No. 149, which had no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of a variable interest entity by the primary beneficiary.  FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity.  FIN 46 is applicable to variable interest entities created after January 31, 2003.  Entities created prior to February 1, 2003 must be consolidated effective December 31, 2003.  However, because the Corporation does not have any variable interest entities, there is no impact on the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Financial Accounting Standard 148 amends the disclosure requirements of Financial Accounting Standard 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Financial Accounting Standard 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. The Corporation has adopted the disclosure provisions of Financial Accounting Standard 148 in our consolidated audited financial statements, as disclosed in note 3(p) to the consolidated audited financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21.  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting, but also how the arrangement’s consideration should be allocated among separate units.  The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003.  The Corporation has adopted EITF Issue 00-21, which had no effect on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Corporation has adopted FIN 45, which had no effect on the consolidated financial statements.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 200 3 , the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment and goodwill's recoverable amounts.

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

We recognize revenue when criteria specified in generally accepted accounting principles have been met.  Specifically, revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is determinable and collect a bility is reasonably assured, which is upon the later of shipment or when title passes to the customer depending on the contractual terms.  We do not enter into sales arrangements having post contract customer support or rights of return.  We record deferred revenue when cash is received in advance of the revenue recognition criteria (discussed above) being net.  Although we have no current intention of doing so, changes in our business model could impact the timing of recognition in our consolidated financial statements.

Item 7.  Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor's Report of KPMG, LLP. for the audited consolidated financial statements for the years ended December 31, 2003 and 2002.

Independent Auditor's Report of KPMG, LLP, dated February 25, 2004.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002.

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002.

Notes to the Consolidated Financial Statements.

- # -

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Years ended December 31, 2003 and 2002

- # -

AUDITORS' REPORT

To the Stockholders
Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as at December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in note 2 to the financial statements, the Corporation has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

February 25, 2004

- # -

#

DRAFT - March 29, 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2003 and 2002

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$58,057	$335,818
Restricted cash (note 6)	95,210	88,160
Accounts receivable (less allowance for doubtful accounts of $11,503 in 2003 and $33,059 in 2002)	194,657	231,505
Government grant receivable	-	29,197
Inventory (note 4)	359,448	461,385
Prepaid expenses and deposits	50,134	39,040
	757,506	1,185,105

Deferred financing cost	-	38,994
Equipment, net (note 5)	155,364	211,700
Patents	4,254	8,507
Goodwill	741,596	741,596

	$1,658,720	$2,185,902

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 6)	$112,561	$101,411
Accounts payable and accrued liabilities (note 7)	957,221	1,244,377
Loans payable (note 9)	25,119	202,514
Product warranty (note 14(c))	38,084	31,720
	1,132,985	1,580,022

Convertible debenture (note 8)	-	137,247
	1,132,985	1,717,269
Stockholders' equity:
Common stock, $0.001 par value 100,000,000 authorized, 63,578,953 (2002 - 35,016,894) issued and outstanding	63,579	35,017
Additional paid-in capital	18,831,807	15,811,919
Accumulated deficit	(18,503,080)	(15,495,130)
Accumulated other comprehensive income:
Cumulative translation adjustments	133,429	116,827
	525,735	468,633

	$1,658,720	$2,185,902

Future operations (note 2)

Commitments (note 11)

Contingent liabilities (note 14)

Subsequent event (note 16)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Ilan Kenig	Director	/s/ Ken Maddison	Director

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2003 and 2002

	2003	2002

Net sales	$2,373,128	$2,991,971
Cost of goods sold (includes stock-based compensation of $682 in 2003 and ($30,898) in 2002 and excludes depreciation shown separately below)	2,035,334	2,497,496
	339,794	494,475

Expenses:
Research and development (includes stock-based compensation of $30,392 in 2003 and ($116,747) in 2002	891,830	1,427,343
Government grant (note 14)	(254,438)	(192,986)
Sales and marketing (includes stock-based compensation of $7,172 in 2003 and ($89,321) in 2002	301,222	553,171
Depreciation and amortization	60,306	89,580
Exchange loss	25,152	51,311
Interest expense	111,037	15,646
General and administrative (includes stock-based compensation of $98,393 in 2003 and ($106,037) in 2002	1,065,273	1,246,510
	2,200,382	3,190,575

Operating loss for the year	(1,860,588)	(2,696,100)

Interest earnings	-	2,617

Accretion of interest and debt settlement (notes 8 and 9)	(1,254,199)	(11,070)

Other earnings	106,837	39,712

Loss for the year	$(3,007,950)	$(2,664,841)

Comprehensive loss:
Loss for the year	$(3,007,950)	$(2,664,841)
Currency translation adjustment	16,602	(401)

Comprehensive loss	$(2,991,348)	$(2,665,242)

Basic and diluted loss per common share (note 10(a)):	$(0.07)	$(0.08)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Common Stock	Common stock issues and outstanding	Additional paid-in capital	Subscription receivable	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity

Balance December 31, 2001	30,915,704	30,916	14,896,893	(90,600)	(199,198)	(12,830,289)	117,228	1,924,950

Issued on exercise of options and warrants	1,783,333	1,783	448,884	-	-	-	-	450,667
Issued pursuant to private placement	2,317,857	2,318	646,682	-	-	-	-	649,000
Share issue costs	-	-	(156,591)	-	-	-	-	(156,591)
Warrants issued as financing cost on private placement	-	-	38,994	-	-	-	-	38,994
Compensation expense of options and warrants	-	-	(343,003)	-	-	-	-	(343,003)
Beneficial conversion option on convertible debenture	-	-	479,258	-	-	-	-	479,258
Deferred stock compensation	-	-	(199,198)	-	199,198	-	-	-
Loss for the year	-	-	-	-	-	(2,664,841)	-	(2,664,841)
Currency translation adjustment	-	-	-	-	-	-	(401)	(401)
Comprehensive loss								(2,665,242)
Repayment of share subscription receivable	-	-	-	90,600	-	-	-	90,600

Balance December 31, 2002	35,016,894	$ 35,017	$ 15,811,919	$ -	$ -	$ (15,495,130)	$ 116,827	$ 468,633

Issued on exercise of options and warrants	11,867,782	11,868	889,761	-	-	-	-	901,629
Issued pursuant to private placement	833,333	833	107,500	-	-	-	-	108,333
Issued on settlement of accounts payable	3,681,605	3,682	438,656	-	-	-	-	442,338
Issued on conversion of convertible debenture	10,372,673	10,373	614,141	-	-	-	-	624,514
Issued on conversion of promissory note (note 9)	1,806,666	1,806	873,525	-	-	-	-	875,331
Compensation expense of options and warrants	-	-	137,179	-	-	-	-	137,179
Share issue costs	-	-	(40,874)	-	-		-	(40,874)
Loss for the year	-	-	-	-	-	(3,007,950)	-	(3,007,950)
Currency translation adjustment	-	-	-	-	-	-	16,602	16,602
Comprehensive loss	-	-	-	-	-	-		(2,991,348)

Balance December 31, 2003	63,578,953	$ 63,579	$ 18,831,807	$ -	$ -	$ (18,503,080)	$ 133,429	$ 525,735

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2003 and 2002

	2003	2002

Operations:
Loss for the year	$(3,007,950)	$(2,664,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and debt settlement	1,254,199	11,070
Depreciation and amortization	60,306	89,580
Forgiveness of debt	-	(74,451)
Forgiveness of lease obligation	-	(135,005)
Loss on disposal of assets	-	209,296
Stock-based compensation	137,179	(343,003)
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	110,906	(29,502)
Inventory	182,272	58,131
Prepaid expenses	(3,056)	(397)
Accounts payable and accrued liabilities	(60,715)	585,794
Other receivable	-	18,241
	(1,326,859)	(2,275,087)

Investments:
Acquisition of equipment	(2,298)	(61,527)
Disposition of equipment	2,581	-
Acquisition of patents	-	(8,507)
Restricted cash (note 6)	9,968	(8,160)
	10,251	(78,194)

Financing:
Bank indebtedness	(8,618)	(137,256)
Loans payable	(95,913)	202,514
Repayment of capital lease obligation	-	(49,388)
Cash proceeds on issuance of convertible debenture	-	605,435
Repayment of share subscription receivable	-	90,600
Cash proceeds on issuance of common shares	108,333	1,099,667
Common shares issued upon warrants exercised	889,869	-
Common shares issued upon options exercised	11,760	-
Share issue costs	(1,880)	(156,591)
	903,551	1,654,981

Effect of foreign exchange rate changes on cash and cash equivalents	135,296	21,688

Decrease in cash and cash equivalents	(277,761)	(676,612)

Cash and cash equivalents, beginning of year	335,818	1,012,430

Cash and cash equivalents, end of year	$58,057	$335,818

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

- # -

1.

Nature of business:

Unity Wireless Corporation (the “Corporation”) was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation (“Sonic Delaware”).  Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000.  The Corporation is a designer, developer and manufacturer of wireless technologies and produces high power linear radio frequency (RF) amplifiers.  High power linear RF amplifiers are used in both mobile and fixed wireless voice, Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging and WLL (Wireless Local Loop) frequencies.

2.

Future operations:

During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $3,007,950 (2002 - $2,664,841) and used cash in operations of $1,326,859 (2002 - $2,275,087).  In addition, at December 31, 2003, the Corporation has a working capital deficiency of $375,479.

The Corporation is investing in new technologies for medium and long-term strategic positioning.  A recent licensing agreement (note 14(b)( i )), and ongoing investigations of new technologies designed to increase the linearity and efficiency of RF amplifiers when designed into the Corporation’s products, is expected to provide a competitive edge in both pricing and performance.  The resulting products, planned for introduction starting in early 2004, will be sold to existing customers and are also expected to open new opportunities for the Corporation as it projects growth in the market for third generation digital wireless (“3G”) infill products (repeaters, micro-cells and smart antennas) in 2004.  The Corporation’s medium term strategy is to leverage this technology to increase sales and establish technical credibility in the 3G market over the next nine to eighteen months.

The Corporation’s 3G feedforward LPA, is also expected to allow the Corporation to market to new markets, in particular with base station manufacturers, in the medium to longer term.  The feedforward and other new technologies will target OEMs of cellular systems and will be design-in products.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by long-term debt and equity transactions.  At December 31, 2003, the Corporation will require additional financing to continue to operate at current levels throughout 2004.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

- # -

3.

Significant accounting policies:

(a)

Principles of consolidation:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Unity Wireless Systems Corp. (“Unity Systems”).  All significant intercompany accounts and transactions have been eliminated.

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

(c)

Financial instruments:

At December 31, 2003, the Corporation has the following financial instruments: cash and cash equivalents (including restricted cash), accounts receivable, bank indebtedness, accounts payable and accrued liabilities, and loans payable.  The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”.  This statement requires the Corporation to recognize derivatives on its balance sheet at fair value.  The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value.  The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2003.

(d)

Cash and cash equivalents:

Cash equivalents include short-term deposits, which are all highly liquid securities with a term to maturity of three months or less when acquired.  Short-term deposits are valued at cost.

(e)

Inventory:

Inventory is carried at the lower of cost, determined on an average cost method, and market.  Market is considered to be replacement cost for raw materials and net realizable value for finished goods.  The cost of finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.

- # -

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

(h)

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values.  Goodwill is allocated as of the date of the business combination to the Corporation’s reporting units that are expected to benefit from the synergies of the business combination.

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

- # -

3.

Significant accounting policies (continued):

(i)

Impairment of long-lived assets:

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(k)

Advertising costs:

Advertising costs are expensed as incurred.  The Corporation incurred advertising expenses of $nil in 2003 and $24,870 in 2002.

(l)

Foreign currency translation:

The Corporation’s functional or primary operating currency is the Canadian dollar while the reporting currency in the consolidated financial statements is the United States dollar.  The Corporation’s financial statements are prepared in Canadian dollars before translation to the US dollar reporting currency.  The Corporation translates transactions in currencies other than the Canadian dollar into Canadian dollar amounts at the exchange rate in effect on the transaction date.  Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rate in effect at the balance sheet date.  The resulting exchange gains and losses are recognized in earnings.

- # -

3.

Significant accounting policies (continued):

(l)

Foreign currency translation (continued):

Amounts reported in Canadian dollars have been translated into US dollars as follows:  assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period.  Unrealized gains and losses resulting from the translation to the reporting currency are accumulated in cumulative translation adjustments, a separate component of stockholders’ equity.

(m)

Revenue recognition:

Revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is determinable and collectibility is reasonably assured, which is upon the later of shipment or when title passes to the customer depending on the contractual terms.  The Corporation does not enter into sales arrangements having post contract customer support or rights of return.  The Corporation records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

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

(p)

Stock option plan:

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its employee plan stock option grants.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Corporation has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.  Stock compensation granted to non-employees is recognized at its fair value as the services are provided and the options are earned.

- # -

3.

Significant accounting policies (continued):

(p)

Stock option plan (continued):

If the exercise price of fixed employee stock option award is reduced or if the exercise price is not fixed in the functional currency of the Corporation or in the currency the employee is paid, the award is accounted for as a variable award until the award is exercised, forfeited, or expires unexercised.  The Corporation measures variable plan stock compensation as the amount by which the quoted market value of the common shares of the Corporation’s stock at the reporting dates covered by the grant, exceeds the option price with changes in the market price included in the measurement of loss.

Had compensation cost been determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation’s loss and loss per common share would have been increased to the pro forma amounts indicated below.

	2003	2002

Loss for the year, as reported	$(3,007,950)	$(2,664,841)

Employee stock-based compensation expense recognized	75,113	-

Total stock-based employee compensation expense determined under fair value based method for all awards	(405,013)	(17,475)

Pro forma loss	$(3,337,850)	$(2,682,316)

Basic and diluted loss per common shares, net as reported	$(0.07)	$(0.08)
Pro forma	(0.08)	(0.08)

The fair value of each option granted in 2003 and 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  no dividend yield; volatility of 159% (2002 - 148%) based on weekly stock price; risk-free interest rate of 3.25% (2002 – 3.25%) and an expected life of four years.

The weighted-average fair value of options granted during 2003 and 2002 was $0.15 and $0.16 respectively.

- # -

3.

Significant accounting policies (continued):

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

(r)

Government assistance:

Government assistance consists of government grants.  Government grants are received for specific research and development projects approved by the agency. The Corporation follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or credited against the expenses incurred in the statement of operations, as determined by the terms and conditions of the agreement under which the assistance is provided to the Corporation and the nature of the costs incurred.  Government assistance is recognized when receipt of the assistance is reasonably assured.  Reasonable assurance is based on the Corporation’s past experience with claims and collections.  Certain government assistance has a contingent liability for repayment.  The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

(s)

Comprehensive loss:

Comprehensive loss measures all changes in stockholders' equity excluding capital transactions.  For the periods presented, other comprehensive loss comprises of only foreign currency translation.

(t)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(u)

Recent pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The Corporation has adopted FAS No. 150, which had no effect on the consolidated financial statements.

- # -

3.

Significant accounting policies (continued):

(u)

Recent pronouncements (continued):

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  FAS No.149 is to be applied prospectively for certain contracts entered into or modified after June 30, 2003.  The Corporation has adopted FAS No. 149, which had no effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of a variable interest entity by the primary beneficiary.  FIN 46 also requires additional disclosure by both the primary beneficiary and enterprises that hold a significant variable interest in a variable interest entity.  FIN 46 is applicable to variable interest entities created after January 31, 2003.  Entities created prior to February 1, 2003 must be consolidated effective December 31, 2003.  However, because the Corporation does not have any variable interest entities, there is no impact on the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21.  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting, but also how the arrangement’s consideration should be allocated among separate units.  The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003.  The Corporation has adopted EITF Issue 00-21, which had no effect on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 expands on previously issued accounting guidance and requires additional disclosure by a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Corporation has adopted FIN 45, which had no effect on the consolidated financial statements.

- # -

4.

Inventory:

	2003	2002

Raw materials	$345,172	$317,411
Finished goods	14,276	143,974

	$359.448	$461,385

During the year, the Corporation recorded a write-down of inventory of $382,030.  The write-down of inventory was due to management’s assessment of the net realizable value of current inventory balances.  The write-down has been included in cost of goods sold.

5.

Equipment:

Equipment consists of the following:

		2003		2002
	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$148,019	$101,653	$145,721	$81,782
Computer software	80,515	53,679	84,290	49,159
Furniture and fixtures	49,537	22,456	49,537	18,934
Leasehold improvements	31,926	18,719	31,926	10,184
Production and R&D equipment	99,405	57,531	99,405	39,120

	$409,402	$254,038	$410,879	$199,179

Net book value	$155,364		$211,700

6.

Bank indebtedness:

The Corporation has a $95,210 (CDN$125,000) operating line bearing interest at prime and secured by a $95,210 (CDN$125,000) guaranteed investment certificate and a general security interest in all the Corporation’s assets.

7.

Accounts payable and accrued liabilities:

	2003	2002

Trade accounts payable	$788,298	$1,016,759
Accrued liabilities	168,923	227,618

	$957,221	$1,244,377

- # -

8.

Convertible debenture:

During November and December, 2002, the Corporation realized gross cash proceeds of $605,435 (CDN$956,323), from the issuance of 10% redeemable convertible notes of the Corporation plus 6,375,483 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debenture was convertible at the option of the holder.  The agreements were signed on November 20, 2002 and December 20, 2002 and the notes were to mature on March 15, 2004.  Interest on these notes was payable when the notes were fully converted or redeemed.  At the option of the Corporation, the Corporation may make quarterly interest payments and redeem the notes in cash or in shares of the Corporation’s common stock.  The conversion price of the notes were $0.09 (CDN$0.15) per share and was subsequently repriced to $0.06 during 2003.

Each warrant entitled the holder to purchase one of the Corporation’s common shares and was exercisable at a price of $0.09 (CDN$0.15) on or before March 15, 2004, on which date the warrants will expire.  These warrants were subsequently repriced to $0.05 during 2003.

For accounting purposes, the Corporation calculated the fair value of warrants originally issued using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature which amounts aggregated $479,258.  These assigned values were recorded by a reduction to the amount as initially assigned to the notes and as additional paid-in capital.  The intrinsic value of the beneficial conversion option was the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture after reducing such carrying value for the fair value of the warrants.  The remaining balance of $126,177 was recorded as a liability.  The carrying value of the liability was being accreted to the redemption value of the notes over the period from November and December 20, 2002 to the initial maturity dates of March 15, 2004.

During the year ended December 31, 2003, accretion of $487,266 (2002 - $11,070) has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Advisors to the private placement were entitled to a share commission of 10% on the face value of the notes. As of December 31, 2002, 553,215 shares were due to be issued to advisors as commission.  These share subscriptions were recorded as a deferred financing cost against additional paid-in capital.

In addition, all of the notes were converted into 10,372,673 common shares.  On conversion of these notes, the carrying value of the liability was reclassified to common stock and additional paid-in capital.

- # -

9.

Loans payable:

	2003	2002

Promissory notes	$25,119	$202,514

As at December 31, 2003, the Corporation was indebted for $25,119 by way of a promissory note payable, at an interest rate of 9.5% per annum, repayable on demand.

During the year, the Corporation settled a promissory note of $100,000, plus accrued interest of $8,398, with the issuance of 1,806,666 common shares and 1,666,666 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share for $0.10 per share.  Based on the fair value of the shares and warrants issued on the debt settlement, an expense of $766,933 was recognized.

10.

Common stock:

Authorized share capital:

100,000,000 common stock at par value of $0.001 per share

5,000,000 preferred stock at par value of $0.001 per share

(a)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2003	2002

Numerator:
Loss for the period	$(3,007,950)	$(2,664,841)

Denominator:
Weighted average number of:
Common shares outstanding	42,650,874	33,269,173

Basic and diluted loss per common share	$(0,07)	$(0.08)

For the years ended December 31, 2003 and 2002, all of the Corporation’s common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

- # -

10.

Common stock (continued):

(b)

Stock option plan:

During the year ended December 31, 1998, the Corporation established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance.  This plan was replaced on December 6, 1999, by a new stock option plan (“1999 Plan”) pursuant to which 5,000,000 common shares were reserved for issuance.  On July 5, 2000, the shareholders approved a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock previously issued under the plan.

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

The Corporation grants options to non-employees.  For these non-employee options, compensation expense is recognized using the fair value-based method of accounting per SFAS No. 123.  The fair value of non-employee grants in 2003 and 2002 was calculated using the Block-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 159% (2002 – 148%) based on weekly stock price; risk-free interest rate of 3.25% (2002 – 3.25%) and expected lives between 1 to 5 years.

Included in expenses for 2003 is total stock-based compensation (recovery) of $137,179 (2002 - $(343,003)).

- # -

10.

Common stock (continued):

(b)

Stock option plan (continued):

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2001	3,388,250	4,340,750	$ 0.20

Options granted	(2,150,000)	2,150,000	0.20
	-	(383,334)	0.17
Options expired	995,999	(995,999)	0.27
Increase in reserved for issuance	1,058,389	-	-

Balance, December 31, 2002	3,292,638	5,111,417	0.20

Options granted	(1,865,000)	1,865,000	0.15
Options expired	1,777,334	(1,777,334)	0.20
Options exercised	-	(73,000)	0.16
Increase in reserved for issuance	4,384,735	-	-

Balance, December 31, 2003	7,589,707	5,126,083	$ 0.19

The following table summarizes information about stock options under the plan outstanding at December 31, 2003:

Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at December 31, 2003	Weighted average exercise price

$0.11 - 0.19	4,199,083	3.64	$0.15	2,304,536	$0.15
$0.23 - 0.30	320,000	3.36	$0.26	174,583	$0.25
$0.31 - 0.38	607,000	2.40	$0.36	496,666	$0.37

	5,126,083	3.48	$0.19	2,975,785	$0.20

- # -

10.

Common stock (continued):

(d)

Stock option plan (continued):

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

(e)

Warrants:

The following non-transferable share purchase warrants were outstanding at December 31, 2003:

Expiry date	Exercise price per share	Number of shares

May 14, 2004	$CDN 0.35	505,384
July 15, 2005	$US 0.10	8,532,150
August 7, 2005	$US 0.26	416,667
October 1, 2007	$US 0.20	100,000
October 1, 2008	$US 0.25	150,000

11.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2004	$73,000
2005	79,000
2006	81,000
2007	81,000
2008	81,000
Thereafter	40,000

$435,000

In 2003, rent expense was $119,132 (2002 - $81,848).

- # -

12.

Income taxes:

At December 31, 2003, the Corporation has US tax net operating losses approximating $2,300,000 which will begin to expire in 2018.

The Corporation has Canadian tax net operating losses of approximately $11,182,000 which expire as follows:

2004	$1,556,000
2005	175,000
2006	1,465,000
2007	3,059,000
2008	1,141,000
2009	2,651,000
2010	1,135,000

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Corporation has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

Significant components of the Corporation’s deferred tax assets as of December 31 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carry forwards	$4,587,973	$4,309,257
Depreciation/amortization	337,944	266,232
Other	338,439	331,596

Total deferred tax assets	5,264,356	4,907,085
Valuation allowance	(5,264,356)	(4,907,085)

Net deferred taxes	$-	$-

- # -

13.

Segmented information:

(a)

Segment information:

During 2003 and 2002, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2003	2002

Korea	$93	$1,340
China	518	756
Sweden	164	88
United States	1,263	774
Israel	113	34
Canada	217	-
Other	7	-

Total sales	$2,375	$2,992

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2003	2002

Customer A	$452	$394
Customer B	1,022	Less than 10%
Customer C	Less than 10%	649
Customer D	-	515
Customer E	-	404
Customer F	-	406

- # -

14.

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

(b)

Contingent liability on sale of products:

( i )

Under a license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid between 6% to 7% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to December 31, 2003.  The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

( ii )

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  During 2003 the Corporation claimed gross proceeds of $90,982 (CDN$132,295), which have been recorded in the consolidated statement of operations as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, an amount up to a maximum of $552,412 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

( iii )

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $266,595 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  During 2003 the Corporation claimed gross proceeds of $163,456 (CDN$233,333), which have been recorded in the consolidated statement of operations as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, 2.5% of yearly gross sales shall be paid until 100% of the grant has been repaid.

- # -

14.

Contingent liabilities (continued):

(c)

Product warranty:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

	2003	2002

Balance, beginning of year	$31,720	$31.500
Provision increase	21,316	20,276
Expenditures	(14,952)	(20,056)

Balance, end of year	$38,084	$31,720

15.

Supplementary information:

(a)

Cash flow information:

	2003	2002

Cash paid for:
Interest	$12,156	$26,716
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	442,338	-
Issuance of common shares on conversion of convertible debenture	624,514	-
Issuance of common shares and warrants on settlement of promissory note (note 9)	108,398	-
Warrants issued as financing cost on private placement	(38,994)	38,994
Note payable on reclassification of accounts payable	-	106,559
Purchase of equipment funded by obligation under capital lease	-	164,117

- # -

15.

Supplementary information (continued):

(b)

Allowance for doubtful accounts:

	2003	2002

Balance, beginning of year	$33,059	$55,873
Bad debt expense	-	15,253
Recoveries and other adjustments	(21,556)	(38,067)

Balance, end of year	$11,503	$33,059

16.

Subsequent event:

Subsequent to December 31, 2003, 6,032,150 shares of common stock were issued for cash proceeds of $603,215 on the exercise of warrants.  An additional 6,032,150 warrants were issued to the holders, exercisable at $0.15 per share.

- # -

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A:  Controls and Procedures:

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ( as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)).  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the ExchangeAct) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mark Godsy	Director and Chairman of the Board of Directors (1)	49	February 22, 2000
Ilan Kenig	President, Chief Executive Officer and Director	43	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Casey O'Byrne	Director and Vice Chairman of the Board of Directors	49	October 28, 2002
Myer Bentob	Director and Executive Vice Chairman of the Board of Directors (1)	72	August 12, 2003
Andrew James Chamberlain	Corporate Secretary	42	October 28, 2002
Ken Maddison	Director	6 3	October 29, 1998
Robert W. Singer	Director	56	June 22, 2001
Doron Nevo	Director	48	July 11, 2002

(1)    On March 19, 2004 a Board of Directors meeting was held in which Mark Godsy resigned as Chairman of the Board of Directors and Director of the Corporation, Myer Bentob was appointed Executive Chairman of the Board of Directors, and Dallas Pretty was appointed Chief Financial Officer effective April 1, 2004.

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

Mark Godsy - Director and Chairman of the Board of Directors

Mr. Godsy previously served as a director and the Chairman of the Board of Directors of our company from May 1993 to November, 1998, and as the Secretary of our subsidiary from May 1993 to July 1995, and from May 1997 to November 1998.  Mr. Godsy was also the Chief Executive Officer of our company from February 2000 until November 17, 2000.  Mr. Godsy is an entrepreneur working in the areas of corporate development and venture capital.  He practiced law for approximately five years before entering business and co-founding two companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both of which are Canadian biotechnology firms.  From March 1991 to June 1996, Mr. Godsy was the Chief Executive Officer of ID Biomedical Corporation.  From July 1996 to February 2001, Mr. Godsy was semi-retired.  From February 2001 to August 2001, Mr. Godsy was the Chief Executive Officer of Medcell Biologies Inc.  Since August 2002, Mr. Godsy has been the Chief Executive Officer of Collective Protection Inc.  Mr. Godsy's responsibilities included building executive management teams, coordinating corporate finance activities and strategic positioning.  Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University.  He is currently a member of the Law Society of British Columbia.

Ilan Kenig - President, Chief Executive Officer and Director

Mr. Kenig has over 1 8 years of legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena.  Mr. Kenig, with his experience in international business activities, corporate mergers and acquisitions, joined the company as Vice President of Business Development in December 2001 before assuming the position of President in April 2002.  Prior to pursuing international finance activities in New York, Mr. Kenig was a founder of a law firm in Tel-Aviv representing mostly technology and telecommunications interests.  Mr. Kenig holds a law degree from Bar-Ilan University.

Casey O'Byrne - Director and Vice Chairman of the Board of Directors

Mr. O'Byrne is an attorney practicing law in Edmonton, Alberta, and is a partner in the law firm of Tarrabain O'Byrne & Company.  Mr. O'Byrne is also a director and Chairman of the Board of Datec Group Ltd.(formerly Brocker Technology Group Ltd ) , a company whose common shares are registered with the Securities and Exchange Commission, which he founded in April 1993.   Datec Group Ltd. is a telecommunications and information technology company listed on the Toronto Stock Exchange.

Myer Bentob – Director and Executive Vice Chairman of the Board of Directors

Mr. Bentob joined Unity Wireless in August 2003 and brings experience earned throughout his 35 year career in the wireless telecommunications industry. He founded Mitec Telecom in 197 3 , and spent the following 28 years serving as President and CEO , growing it into a company with annual revenues in excess of C$100 million.   Prior to founding Mitec, – Mr. Bentob served as the Director of Engineering and Marketing at Andrew's Canadian Operations, a system engineer at Canadian Marconi, and a research engineer at Marconi Research Labs UK.

Ken Maddison - Director

Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of British Columbia in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG between 1977 and 1997.  In public practice for over 30 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the private and public sectors ..  Since September 1997, Mr. Maddison has been self-employed as a consultant providing various financial advisory services.  Mr. Maddison currently serves as CFO and director of three public companies: International Wayside Gold Mines Ltd., Island Mountain Gold Mines Ltd., and Golden Cariboo Resources Ltd.  He is also a director and audit committee chairman for Northern Continental Resources Inc, Northern Hemisphere Development Inc, Datec Group Ltd.(formerly Brocker Technology Group Ltd),  and Helijet International.

Robert W. Singer - Director

Senator Singer is a New Jersey state senator and serves within the Senate leadership circle as Assistant Majority Leader.  Senator Singer is also Vice-Chairman of the Senate Commerce Committee and a member of the Senate Health Committee.  In his former duties as an elected representative in the Upper House, Senator Singer was Chairman of the Senate Senior Citizens, Veterans Affairs and Agriculture Committee and was Vice-Chairman of the Senate Environment Committee, and had been appointed to chair the Joint Legislative Biotechnology Task Force and the Software Task Committee.  Senator Singer is presently Chairman of the Senate Task Force on Science and Technology, which was established in 2001.  On a national level, Senator Singer was also appointed as a member of the Health Committee of the Assembly on Federal Issues of the National Conference of State Legislatures.  Members of the Assembly on Federal Issues meet with federal officials and play a key role in developing recommendations on a wide range of national issues that affect state-federal relations.  The Senator has been honoured at the national and state level for his leadership and support in promoting the biotechnology industry.  Senator Singer currently serves on the boards of Datec Group Ltd.(formerly Brocker Technology Group Ltd), a company whose common shares are registered with the Securities and Exchange Commission, and Healthchoice Incorporated.

Andrew James Chamberlain - Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison.  Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school.  Mr. Chamberlain is a director and corporate secretary of Datec Group Ltd.(formerly Brocker Technology Group Ltd.) , a company whose common shares are registered with the Securities and Exchange Commission, and a director of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Ken Maddison, Casey O’Byrne and Robert Singer.  The Board of Directors had determined that it has an audit committee financial expert serving on the audit committee, Ken Maddison.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2003, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

During the year ended December 31, 2003, only Ilan Kenig served as an executive officer and therefore only Ilan Kenig is considered to be "Named Executive Officers".  None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during 2003, 2002 or 2001.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Ilan Kenig Chief Executive Officer (2)	2003 2002 2001	$ 72,000(2) $74,943 (2) $6,500 (2)	Nil Nil Nil	Nil Nil Nil	8 00,000(2) 575,000(2) 100,000(2)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
John Robertson Chief Executive Officer(3)	2003 2002 2001	Nil $30,645 (3) $107,137 (3)	Nil Nil Nil	Nil Nil Nil	Nil Nil 100,000(4)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Mark Godsy Chief Executive Officer(5)	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 5,000(6)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)  Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.  Mr. Kenig was appointed as VP Business Development in November, 2001.  Our company did not have a Chief Executive Officer between April 1, 2002 and October 30, 2002.  Compensation in 2003 consisted of $7 2,000 for serving a full year as our Chief Executive Officer and President.  Compensation in 2002 consisted of $35,943 for serving as our Chief Executive Officer and permanent President and $39,000 for serving as our VP Business Development and interim President.  Compensation in 2001 consisted of $6,500 for serving as our VP Business Development.  On September 15, 2003 Mr. Kenig received 8 00,000 options as partial compensation for serving as our Chief Executive Officer and President.   Mr. Kenig received 75,000 options on August 23, 2002 for serving as a director of our company and 500,000 options on September 27, 2002 as partial compensation for serving as our Chief Executive Officer.  On December 11, 2001, Mr. Kenig received 100,000 options for serving as our VP Business Development.

(3)  Mr. Robertson served as or Chief Executive Officer from November 17, 2000 to March 31, 2002.

(4)  Mr. Robertson received 100,000 options in February 2001 as partial compensation for serving as our Chief Executive Officer.

(5)  Mr. Godsy served as our Chief Executive Officer during the period February 22, 2000 to November 17, 2000.

(6)  Mr. Godsy received 5,000 options in June 2001 as compensation for serving on our Compensation Committee.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2003.  We have never issued stock appreciation rights.  We grant options that generally vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant.  The term of each option granted is generally five years from the date of grant.  Options may terminate before their expiration dates if the option e e's status as an employee is terminated or upon the optionee's death or disability.

- # -

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer(2)	8 00,000(3)	43%	$0.15	September 15, 2008

(1)  The denominator (of 1, 8 65,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.  .

(3) Ilan Kenig received 400,000 options on September 15, 2003 exercisable at $0.15 per share and vest over two years or vest immediately based on achieving certain performance criteria .  Ilan Kenig also received 400,000 options on September 15, 2003 exercisable at $0.15 per share, vesting immediately.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003.  The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($0.19 per share) and the exercise price of the individual's options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Ilan Kenig(2)	Nil	Nil	952,083	522,917	$ 36,750	$ 20,250

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($0.19 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and any of our Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by any Named Executive Officers of our company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $ 10 0,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors receive $1,000 per board meeting and $500 per committee meeting.   Directors are entitled to reimbursement of expenses incurred in attending meetings.  In addition, our directors are entitled to participate in our stock option plan.  We have adopted a policy whereby members of our board of directors receive initial grants of options upon appointment as follows:

Chairman	200,000 options
Director (other than Chairman)	75,000 options
Compensation Committee	5,000 options
Audit Committee	5,000 options

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

During the year ended December 31, 1998 , we established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance.  This plan was replaced when, on December 6, 1999, we adopted a new stock option plan (the 1999 Stock Option Plan) pursuant to which 5,000,000 common shares were reserved for issuance.  On July 5, 2000, the stockholders approved this plan including a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan.  As of December 31, 200 3 , this maximum number was 12,715,790.   All outstanding options will be subject to the provisions of the new plan.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of our company or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

During the year ended December 31, 2003, we granted options in U.S. dollars when the functional currency of our company and the currency in which employees are paid is the Canadian dollar.  Accordingly, these employee options are considered to be variable options.  In addition, compensation expense is recognized to the extent that options are granted having an exercise price less than the market price of the underlying share on the date of grant.

Stock options become exercisable at dates determined by our board of directors at the time of granting the option and have initial terms of five years.

The fair value of each option granted in the years ended December 31, 2003 and 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 159% (2002 - 148%) based on weekly stock price; risk-free interest rate of 3.25% (2002 - 3.25%) and an expected life of four years.  The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $0.15 and $0.16 respectively.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $ 10 0,000 per executive officer.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 1, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mark Godsy 7575 Carnarvon Street Vancouver, BC V6N 1K5	2, 807,079 (2)	4.03%
Ilan Kenig 1099 Marinaside Cresent Suite 802 1 Vancouver, BC V 6 Z 2Z3	1,347,750 (3)	1.93%
Casey O'Byrne 2150, 10060 Jasper Avenue Edmonton, AB T5J 3R8	1, 433,334 (4)	2.06%
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	96,667 (5)	Nil*
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	172,500 (6)	Nil*
Myer Bentob 331 Beaconsfield Blvd Quebec H9W 4A6	1,437,500 (7.)	2.06%
Robert W. Singer 2110 West County Line Road Jackson, NJ 08527	10 0,000 ( [8] )	Nil*
Andrew Chamberlain 9222 - 183B Street Edmonton, AB T5J 3Z7	37,500 ( [9] )	Nil*
William Weidman 136 Shorewood Drive Great Neck, NY 11021	17,023,087 ( [10] )	24.41%
Directors and Executive Officers as a Group	7,432,330 (1 [1] )	1 0.66%

Nil* - less than 1%

(1)

Based on 69,731,354 shares of common stock issued and outstanding as of March 1, 200 4 ..  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes options to acquire an aggregate of 205,000 shares of common stock exercisable within sixty days.

(3)

Includes options to acquire an aggregate of 952,083 shares of common stock exercisable within sixty days.  The shares owned by Ilan Kenig were purchased by him in December, 2001.

(4)

Includes options to acquire an aggregate of 100,000 shares of common stock and warrants to purchase an aggregate of 666,667 shares of common stock, exercisable within sixty days.

(5)

Includes options to acquire an aggregate of 46,667 shares of common stock exercisable within sixty days.

(6)

Includes options to acquire an aggregate of 1 22,500 shares of common stock exercisable within sixty days.

(7)

Includes options to acquire an aggregate of 187,500 shares of common stock and warrants to purchase an aggregate of 416,667 shares of common stock, exercisable within sixty days.

(8)

Includes options to acquire an aggregate of 75,0 00 shares of common stock exercisable within sixty days.

(9)

Includes options to acquire an aggregate of 37,500 shares of common stock exercisable within sixty days.

(10)

Includes warrants to purchase an aggregate of 3,170,600 shares of common stock, exercisable within sixty days.

(11)

Includes options to acquire an aggregate of 1,726,250 shares of common stock and warrants to purchase an aggregate of 1,083,334 shares of common stock, exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5 % of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

We made a bridge loan of $200,000 to Cobratech Industries Inc. in November 2000, secured by a security interest in all the personal and real property of Cobratech.  At the time of the loan, one of our directors (John Anderson) w as also a director of Cobratech.  Since Cobratech did not repay the full amount of the loan, on October 24, 2001 we filed a lawsuit against Cobratech to recover approximately $88,000.  On August 12, 2002, we entered into a settlement arrangement with Cobratech whereby Cobratech would satisfy the obligation by converting the outstanding amounts into shares of its parent, CTI Diversified Holdings, Inc.  On December 14, 2002, we received 428,053 shares of CTI Diversified.  In December 200 3 we sold a portion of the securities for proceeds of approximately $74,000.  In January 2004, the remaining portion of the outstanding balance was repaid.

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

On October 11, 2001, we filed a registration statement on Form SB-2 covering the resale of certain shares of our common stock and shares of common stock subject to warrants.  This Form SB-2 covered 203,315 shares of common stock held by John Robertson, the former president, chief executive officer and  director of our company, and 21,428 shares of common stock held by Mark Godsy, the current Chairman of our board of directors.

On February 15, 2002, we filed a registration statement on Form SB-2 covering the resale of certain shares of our common stock and shares of common stock subject to warrants.  This Form SB-2 covered 1,203,315 shares of common stock held by John Robertson, the former president, chief executive officer and  director of our company, and 854,762 shares of common stock held by Mark Godsy, the current Chairman of our board of directors.

On May 5, 2003, we filed a registration statement on Form SB-2 covering the resale of shares issuable upon conversion of convertible debenture, shares issued upon exercise of warrants and shares issued in lieu of interest on convertible debentures.  This Form SB-2 covered 1,426,367 shares of common stock issuable to Casey J. O’Byrne Professional Corp. a company wholly owned by a director of our Corporation, Casey O’Byrne.

Our corporate secretary, Andrew Chamberlain, is a partner in a law firm to which we paid $13,658 for legal services during the year ended December 31, 200 3 and $ 9,249  during the year ended December 31, 200 2 ..

Item 13.  Exhibits and Reports on Form 8-K.

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

4.1*

Consulting agreement among Mueller & company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (3)

4.2*

Consulting agreement amendment among Mueller & company, Inc. and Unity Wireless Corporation dated November 15, 2001 (3)

4.3

Consulting agreement among Myer Bentob and Unity Wireless Corporation dated August 7, 2003.**

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

10.11*

Form of Secured Convertible Note issued by Unity Wireless Corporation and Unity Wireless Systems Corporation in the aggregate principle amount of $956,322.50

10.12*

Licence Agreement, dated April 23, 2002, between Unity Wireless Corporation and Paragon Communications. **

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
Gabrielle Chaput
Desmonde Farruga
Shalom Torah Centers
Sid M. Tarrabain Professional Corporation
Mokhlis Y. Zaki

10.19*Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 6,865,484 shares. (10)

10.20*Form of subscription agreement for common shares and warrants issued to Myer Bentob, in a private placement, for an aggregate of 833,333 shares and 416,667 warrants.

10.21*Form of warrants issued to Myer Bentob, in a private placement, for an aggregate of 416,667 shares.

10.22 Form of warrants issued to Michael Mulshine for an aggregate of  100,000 shares .. **

10.23 Form of warrants issued to Michael Mulshine for an aggregate of  150,000 shares.**

10.24 Form of agreement with Beth Medrash Govoha of Lakewood to convert promissory note into 1,806,666 shares and 1,666,666 warrants.**

10.25 Form of warrants issued in January 2004 to previous holders of warrants issued in conjunction with Secured Convertible Notes for an aggregate of 6,032,150 shares. **

14.  Code of Ethics**

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

23.1

Consent of KPMG, LLP. **

31.1

Certification of Ilan Kenig pursuant to Rule 13q-14(a) of the Securities Exchange Act of 1934 . **

32. 1

Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). **

* Previously filed

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

(10)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(11)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(12)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(13)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(14)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(15)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(16)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(17)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2003.

(18)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(19)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(20)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

(21)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2003.

 ( b ) Reports on form 8-k

The   Company filed a current report on Form 8- K July 24 , 2003, with respect to revenues for the second quarter of 2003.

The Company filed a current report on Form 8- K August 21 , 2003, with respect to results for the second quarter of 2003.

The Company filed a current report on Form 8- K November 25, 2003 , with respect to results for the third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The audit fees for 2003 and 2002 were $72,840 and $93,836, respectively.  All services provided by independent accountants were approved by the audit committee

Tax Fees.

Tax fees consisted of consulting and preparation of tax returns. The fees were $ nil and $11,200 in 2003 and 2002, respectively.

All Other Fees

The fees for 2003 and 2002 were $5,350 and $23,650, respectively and related to reviews of the Corporations SB-2 filings.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

- # -

- # -

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
March 26 , 2004

/s/ Casey O'Byrne

Casey O'Byrne, Director and Vice Chairman of the Board of Directors
March 26, 2004

/s/ Myer Bentob

Myer Bentob, Director and Executive Chairman of the Board of Directors
March 26, 2004

/s/ Ken Maddison

Ken Maddison, Director
March 26, 2004

/s/ Robert W. Singer

Robert W. Singer, Director
March 26, 2004

/s/ Doron Nevo

Doron Nevo, Director
March 26, 2004

- # -

- # -

- # -