Form 10QSB
period 2004-03-31
UNITY WIRELESS CORP
filed 2004-05-17
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding at May 14, 2004: 76,652,664

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

76,652,664 common shares outstanding as at May 14, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

DRAFT May 14, 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,588	$58,057
Restricted cash (note 4)	96,997	95,210
Accounts receivable (less allowance for doubtful accounts of $11,367 in 2003 and $11,503 in 2003)	601,905	194,657
Inventory (note 3)	719,252	359,448
Prepaid expenses and deposits	47,094	50,134
	1,472,836	757,506

Equipment, net	162,170	155,364
Patents	3,545	4,254
Goodwill	741,596	741,596

	$2,380,147	$1,658,720

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness (note 4)	$96,717	$112,561
Accounts payable and accrued liabilities (note 5)	1,130,662	957,221
Loans payable (note 6)	164,990	25,119
Product warranty (note 10(c))	37,640	38,084
	1,430,009	1,132,985

Stockholders' equity:
Common stock, $0.001 par value 100,000,000 authorized, 70,815,613 (2002 - 63,578,953) issued and outstanding	70,815	63,579
Additional paid-in capital	19,902,564	18,831,807
Accumulated deficit	(19,165,982)	(18,503,080)
Accumulated other comprehensive income:
Cumulative translation adjustments	142,741	133,429
	950,138	525,735

	$2,380,147	$1,658,720

Commitments (note 9)

Contingent liabilities (note 10)

Subsequent event (note 12)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003

	2004	2003
	(unaudited)	(unaudited)

Net sales	$760,382	$346,867
Cost of goods sold (includes stock-based compensation of $919 in 2004 and nil in 2003 and excludes depreciation shown separately below)	519,748	381,319
	240,634	(34,452)

Expenses:
Research and development (includes stock-based compensation of $6,804 in 2004 and ($17,237) in 2003	237,373	199,924
Government grant (note 10(b)(ii))	-	(73,373)
	237,373	126,551
Sales and marketing (includes stock-based compensation of $25,584 in 2004 and ($19,806) in 2003	134,407	91,419
Depreciation and amortization	12,346	18,139
Exchange gain (loss)	14,333	(10,931)
Interest expense	14,097	15,020
General and administrative (includes stock-based compensation of $260,716 in 2004 and ($29,040) in 2003	470,639	151,699
	883,195	391,897

Operating loss for the period	(642,561)	(426,348)

Interest income	2,919	-

Accretion of interest and debt settlement	(37,393)	(29,061)

Other income	14,133	34,056

Loss for the period	$(662,902)	$(421,354)

Deficit, beginning of period	(18,503,080)	(15,495,130)

Deficit, end of period	$(19,165,982)	$(15,916,484)

Basic and diluted loss per common share (note 7(b)):	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003

	2004	2003
	(unaudited)	(unaudited)

Operations:
Loss for the year	$(662,902)	$(421,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and debt settlement	37,393	29,061
Depreciation and amortization	12,346	18,139
Stock-based compensation	294,023	(66,083)
Changes in non-cash working capital relating to operations:
Accounts receivable	(412,806)	131,032
Government grant receivable	-	19,137
Inventory	(368,041)	(143,814)
Prepaid expenses	2,476	(2,278)
Accounts payable and accrued liabilities	213,208	41,531
	(884,303)	(394,629)

Investments:
Acquisition of equipment	(18,443)	-
Disposition of equipment	-	2,582
Restricted cash (note 4)	(2,919)	5,073
	(21,362)	7,655

Financing:
Increase (decrease) in bank indebtedness	(14,650)	15,501
Loans payable	141,290	(62,642)
Cash proceeds on issuance of common shares	767,573	-
Share issue costs	(48,258)	(1,864)
	845,955	(49,005)

Effect of foreign exchange rate changes on cash and cash equivalents	9,241	100,600

Decrease in cash and cash equivalents	(50,469)	(335,379)

Cash and cash equivalents, beginning of period	58,057	335,818

Cash and cash equivalents, end of period	$7,588	$439

Supplementary information (note 11)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2003.  Except as indicated in note 2(a), the accounting policies applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by short-term debt and equity transactions.  At March 31, 2004, the Corporation requires additional financing to continue to operate at current levels throughout the next year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2003, except for note 2(a):

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

2.

Significant accounting policies (continued):

(a)

Stock-based compensation:

On January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee stock-based compensation expense recognized in the three month period ended March 31, 2004 is the same as that which would have been recognized for the current three month period had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation, been applied from its original effective date.  Results for prior periods have not been restated.

Had compensation cost been retroactively determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation’s loss and loss per common share would have been increased to the pro forma amounts indicated below.

Three months ended March 31, 2003
(unaudited)

Loss for the period, as reported	$(421,354)

Add: Total stock-based employee compensation expense included in reported net loss	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(39,124)

Proforma loss	$(460,478)

Basic and diluted loss per common share, As reported	$(0.01)
Pro forma	(0.01)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

2.

Significant accounting policies (continued):

(a)

Stock-based compensation (continued):

The fair value of each option granted in 2004 and 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  no dividend yield; volatility of 159% (2003 - 144%); risk-free interest rate of 3.25% (2003 – 3.25%) and an expected life of four years.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available under options	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2003	7,589,707	5,126,083	0.19

Options granted	(1,415,000)	1,415,000	0.52
Options expired	7,500	(7,500)	0.11
Options exercised	-	(75,000)	0.16
Increase in reserved for issuance	1,522,333	-	-

Balance, March 31, 2004	7,704,540	6,458,583	$ 0.26

(b)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.

Inventory:

	March 31, 2004	December 31, 2003
	(Unaudited)

Raw materials	$594,289	$345,172
Finished goods	124,963	14,276

	$719,252	$359,448

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

4.

Bank indebtedness:

The Corporation has a $96,717 (CDN$125,000) operating line bearing interest at prime and secured by a $96,997 (CDN$125,000) guaranteed investment certificate and a general security interest in all the Corporation’s assets.

5.

Accounts payable and accrued liabilities:

	March 31, 2004	December 31, 2003
	(Unaudited)

Trade accounts payable	$925,068	$788,298
Accrued liabilities	205,594	168,923

	$1,130,662	$957,221

6.

Loans payable:

	March 31, 2004	December 31, 2003
	(Unaudited)

Promissory notes	$164,990	$25,119

As at March 31, 2004, the Corporation was indebted to three parties for an aggregate of $164,990 cash by way of promissory notes at interest rates ranging from 0% to 12% per annum. The promissory notes are repayable on demand.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

7.

Common stock:

(a)

Issued and outstanding

During the three month period ended March 31, 2004, the Corporation issued 113,405 common shares in settlement of $27,262 of accounts payable, 6,032,150 common shares upon exercise of warrants for cash proceeds of $603,215, 75,000 common shares upon exercise of options for cash proceeds of $11,942, 1,016,105 common shares upon private placement for cash proceeds of $152,416.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2004	2003

Numerator:
Loss for the period	$(662,902)	$(421,354)

Denominator:
Weighted average number of:
Common shares outstanding	67,881,909	35,383,632

Basic and diluted loss per common share	$(0,01)	$(0.01)

For the three month period ended March 31, 2004 and 2003, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

(c)

Warrants:

The following non-transferable share purchase warrants were outstanding at March 31, 2004:

Expiry date	Exercise price per share	Number of shares

May 14, 2004	$CDN 0.35	505,384
July 15, 2005	$US 0.10	2,500,000
August 7, 2005	$US 0.26	416,667
October 1, 2007	$US 0.20	100,000
October 1, 2008	$US 0.25	150,000
January 15, 2006	$US 0.15	6,032,150
December 31, 2005	$US 0.30	508,053

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

8.

Segmented information:

(a)

Segment information:

During the three month periods ended March 31, 2004 and 2003, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2004	2003

Korea	$-	$93
China	199	(2)
Sweden	-	31
United States	528	206
Canada	30	4
Other	3	15

Total sales	$760	$347

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

		2004	2003

Customer A	$	Nil	$93
Customer B		Nil	123
Customer C		215	58
Customer D		290	Nil
Customer E		199	Nil

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

9.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2004	$55,000
2005	78,000
2006	80,000
2007	80,000
2008	80,000
Thereafter	40,000

$413,000

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

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $354,667 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $546,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

10.

Contingent liabilities (continued):

(b)

Contingent liability on sale of products (continued):

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2004 and $163,456 (CDN$233,333), in 2003, which have been recorded as government grant income.  Under the terms of the agreement, commencing with the first commercial transaction, 2.5% of yearly gross sales shall be paid until 100% of the grant has been repaid.

(c)

Product warranty:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate of management with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranty follows:

	March 31, 2004	December 31, 2003
	(Unaudited)

Balance, beginning of period	$38,084	$31,720
Provision increase	4,309	21,316
Expenditures	(4,753)	(14,952)

Balance, end of period	$37,640	$38,084

11.

Supplementary information:

	2004	2003

Cash paid for:
Interest	$14,097	$1,650
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	27,262	60,379

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2004 and 2003 (unaudited)

Year ended December 31, 2003

____________________________________________________________________________________

12.

Subsequent events:

Subsequent to March 31, 2004, 5,837,051 shares of common stock were issued for cash proceeds of $833,891 on the exercise of warrants.  An additional 2,585,192 warrants were issued to the holders, exercisable at $0.50 per share until March 31, 2006.

- # -

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2003 filed on March 29, 2004.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2003 contained in the 10-KSB filed on March 29, 2004, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

Three months Ended March 31, 2004 and March 31, 2003

Sales

Net sales in the first quarter of 2004 increased by 119% or $413,515, to $760,382 from $346,867 in the first quarter of 2003. This increase was largely the result of the realization of projects in our customer base and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first quarter of 2004 increased by 36%, or $138,429, to $519,748 from $381,319 in the first quarter of 2003.  As a percentage of revenue, cost of goods sold decreased from the first quarter of 2003 to the first quarter of 2004, primarily as a result of various efficiencies we introduced.  Cost of goods sold includes stock-based compensation expense (recovery) of $919 in 2004 versus $nil in 2003.

The gross margin of $240,634, or 32% of net sales, for the first quarter of 2004 represented an increase from a gross margin of $(34,452) for the first quarter of 2003.  This was largely due to various efficiencies we introduced.  In addition, in 2003 we were not able to reduce certain indirect costs proportionately with lower revenues.

Research and development expenses in the first quarter of 2004 increased by 19%, or $37,449, to $237,373 from $199,924 in the first quarter of 2003.  Net of stock-based compensation, research and development expenses increased by $13,408.  This increase was primarily due to increased research and development project and related expenditures resulting in additional engineering personnel on staff during the first quarter of 2004 versus the first quarter of 2003.  Research and development expenses include stock-based compensation expense (recovery) of $6,804 in 2004 versus $(17,237) in 2003.

Sales and marketing expenses in the first quarter of 2004 increased by 47%, or $42,988, to $134,407 from $91,419 in the first quarter of 2003.  Net of stock-based compensation, sales and marketing expenses decreased by $2,402. The decrease was a net effect of increased tradeshow and travel expenses to visit new customers and distributors offset by a decrease in commissions due to a lower commission structure.  Sales and marketing expenses include stock-based compensation expense (recovery) of $25,584 in 2004 versus $(19,806) in 2003.

Exchange (gain) loss in the first quarter of 2004 increased by $25,264, to an exchange loss of $14,333 from an exchange gain of $(10,931) in the first quarter of 2003 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

General and administrative expenses in the first quarter of 2004 increased by 210%, or $318,940, to $470,639 from $151,699 in 2003.  Net of stock-based compensation, general and administrative  expenses increased by $29,184. The change was the net result of an increase of $37,534 in corporate expenses due to additional financing and investor relation activities, an increase of $1,445 in facility expenses, and a decrease in other general and administrative costs of 10% or $9,795 to $86,062 from $95,857 largely resulting from general cost cutting measures.  General and administrative expenses include stock-based compensation expense (recovery) of $260,716 in 2004 versus $(29,040) for 2003.

Loss in the first quarter of 2004 increased by $241,548, to $662,902, from $421,354 in the first quarter of 2003.  Net of stock-based compensation expense (recovery) of $294,023 in 2004 versus $(66,083) in 2003, the loss for the 2004 period decreased by $118,558. The decrease was largely the result of improved gross margins.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2004 of $(19,165,982).  During the three months ended March 31, 2004, we incurred a net loss, after stock-based compensation, of $(662,902).

During the three month period ended March 31, 2004, our cash position decreased. The primary use of cash was for our continued operations.  We currently are in various stages of discussion with our suppliers regarding extended payment terms for their respective outstanding March 31, 2004 accounts payable balances.

During the three month period ended March 31, 2004, we had no material investing activities

During the three month period ended March 31, 2004, we issued 113,405 common shares in settlement of $27,262 of accounts payable, 6,032,150 common shares upon exercise of warrants for cash proceeds of $603,215, 75,000 common shares upon exercise of options for cash proceeds of $11,942, 1,016,105 common shares upon private placement for cash proceeds of $152,416.

Subsequent to March 31, 2004, we issued 5,837,051 shares of common stock for cash proceeds of $833,891 on the exercise of warrants.  An additional 2,585,192 warrants were issued to the holders, exercisable at $0.50 per share until March 31, 2006.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $413,000 through 2009, we have no material commitments, including capital commitments, outstanding at March 31, 2004.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Our operations to date have been primarily financed by sales of our equity securities. As of March 31, 2004, we had working capital of $42,827.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

RISK FACTORS

For information on risk factors refer to Unity Wireless Corporation’s annual report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  Management, including the Company’s Chief Executive Officer along with the Company’s Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, as of March 31, 2004, the Company’s Chief Executive Officer along with the Company’s Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There has been no change during the Company’s fiscal quarter ended March 31, 2004 in the Company’s internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation.  The lawsuit was commenced on January 5, 2001.  Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages.  We dispute the allegations and are defending the claim.  A trial date has been set in September 2004.  No Examinations for Discovery have been conducted or have been scheduled.  The matter is at a very preliminary stage.  It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us.  It is our position that these options have expired and we have not included such options in our outstanding options at March 31, 2004.

Item 2. Changes in Securities

During the three month period ended March 31, 2004, the Corporation issued 113,405 common shares in settlement of $27,262 of accounts payable, 6,032,150 common shares upon exercise of warrants for cash proceeds of $603,215, 75,000 common shares upon exercise of options for cash proceeds of $11,942, 1,016,105 common shares upon private placement for cash proceeds of $152,416.

Subsequent to March 31, 2004, the Corporation issued 5,837,051 shares of common stock for cash proceeds of $833,891 on the exercise of warrants.  An additional 2,585,192 warrants were issued to the holders, exercisable at $0.50 per share until March 31, 2006.

These newly issued securities were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Stockholder nomination procedures:

Our by-laws were adopted on May 11, 2004, among other things, to establish an advance notice procedure for stockholders to make nominations of candidates for election of director or to bring other business before an annual meeting. Under these procedures, a stockholder that proposes to nominate a candidate for director or propose other business at an annual meeting of stockholders, must give us written notice of such nomination or proposal not less than 60 days and not more than 90 days prior to the scheduled date of the meeting (or, if less than 70 days' notice or prior public disclosure of the date of the meeting is given, then not later than the 15th day following the earlier of (i) the date such notice was mailed or (ii) the day such public disclosure was made). Such notice must provide certain information as specified in our by-laws and must be received at our principal executive offices by the deadline specified above.

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

4.1*

Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (3)

4.2*

Consulting agreement amendment among Mueller & company, Inc. and Unity Wireless Corporation dated November 15, 2001 (3)

4.3*

Consulting agreement among Myer Bentob and Unity Wireless Corporation dated August 7, 2003 (12)

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

10.7*

Recommended Stock Option Grant Policy for our company (3)

10.8*

Form of Private Placement Purchase Agreement, dated November 20, 2003, among Unity Wireless Corporation, Unity Wireless Systems Corporation, and each person or entity listed in 10.11 below. (8)

10.9*

General Security Agreement, dated for reference November 20, 2003, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Systems Corporation and Jeffrey Rubin, as Agent. (8)

10.10*

General Security Agreement, dated for reference, November 20, 2003, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Corporation and Jeffrey Rubin, as Agent. (8)

10.11*  Form of Secured Convertible Note issued by Unity Wireless Corporation and Unity Wireless Systems Corporation in the aggregate principle amount of $956,322.50 (8)

10.12*

Licence Agreement, dated April 23, 2003, between Unity Wireless Corporation and Paragon Communications. (8)

10.13*

Agreement, dated July 19, 2003, between Unity Wireless Corporation and Dekolink Wireless Ltd. (8)

10.14*

Manufacturing Agreement, dated July 10, 2003, between Unity Wireless Systems Corporation and Netro Corporation. (8)

10.15*

Strategic Supply Agreement, dated June 19, 2003, between Unity Wireless Systems Corporation and Avtec, AB. (8)

10.16*

Investor Relations Agreement, dated April 10, 2003, between Unity Wireless Corporation and Osprey Partners. (8)

10.17*

Amendment to Investor Relations Agreement, dated September 20, 2003, between Unity Wireless Corporation and Osprey Partners. (8)

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
Shalom Torah Centers
Sid M. Tarrabain Professional Corporation
Mokhlis Y. Zaki

10.19*Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 6,865,484 shares. (10)

10.20*Form of subscription agreement for shares of common stock and warrants issued to Myer Bentob, in a private placement, for an aggregate of 833,333 shares and 416,667 warrants.(11)

10.21*Form of warrants issued to Myer Bentob, in a private placement, for an aggregate of 416,667 shares.(11)

10.22*Form of warrants issued to Michael Mulshine for an aggregate of  100,000 shares (12)

10.23*Form of warrants issued to Michael Mulshine for an aggregate of  150,000 shares (12)

10.24*Form of agreement with Beth Med rash Govoha of Lakewood to convert promissory note into 1,806,666 shares and 1,666,666 warrants (12)

10.25*Form of warrants issued in January 2004 to previous holders of warrants issued in conjunction with Secured Convertible Notes for an aggregate of 6,032,150 shares (12)

10.26*Form of warrants issued in April 2004 to previous holders of warrants issued (13)

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

31.1**

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

* Previously filed

** Filed herewith

(1)

Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on October 4, 2000.

(2)

Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on May 13, 2004.

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

 (9)

Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on May 2, 2003.

(10)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

(11)

Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on Nov 14, 2003.

(12)

Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.

(13)

Incorporated by reference to our Form SB-2/A filed with the Securities and Exchange Commission on May 13, 2004.

(b) Reports on form 8-K

During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated March 31, 2004 which reported the Company’s results for fiscal 2003.

.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
May 14, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 14, 2004

- # -

Exhibit 31.1

CERTIFICATION

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

1.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Dallas Pretty, certify that:

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

1.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Unity Wireless Corporation(the “Company”) on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Ofificer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
May 14, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
May 14, 2004

- # -