Form 10QSB
period 2004-06-30
UNITY WIRELESS CORP
filed 2004-08-06
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding at July 30, 2004: 76,860,957

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

76,860,957 common shares outstanding as at July 30, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	June 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$44,006	$58,057
Restricted cash	-	95,210
Accounts receivable (less allowance for doubtful accounts of $11,122 (December 31, 2003 - $11,503))	1,285,411	194,657
Inventory (note 3)	786,953	359,448
Prepaid expenses and deposits	44,779	50,134
	2,161,149	757,506

Equipment, net	208,813	155,364
Patents	2,836	4,254
Goodwill	741,596	741,596

	$3,114,394	$1,658,720

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness	$-	$112,561
Accounts payable and accrued liabilities (note 4)	1,728,379	957,221
Loans payable (note 5)	172,586	25,119
Product warranty (note 9(c))	36,828	38,084
	1,937,793	1,132,985

Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 76,807,856 (2003 - 63,578,953) issued and outstanding	76,807	63,579
Additional paid-in capital	20,891,358	18,831,807
Accumulated deficit	(19,923,805)	(18,503,080)
Accumulated other comprehensive income:
Cumulative translation adjustments	132,241	133,429
	1,176,601	525,735

	$3,114,394	$1,658,720

Commitments (note 8)

Contingent liabilities (note 9)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales	$ 2,063,198	$ 1,701,021	$ 2,823,580	$ 2,047,888
Cost of goods sold (3 month data includes stock-based compensation expense of $8,201 in 2004 and nil in 2003; 6 month data includes stock-based compensation expense of $9,120 in 2004 and nil in 2003; and excludes depreciation and amortization shown separately below)	1,846,469	989,425	2,339,811	1,370,744
	216,729	711,596	483,769	677,144

Expenses:
Research and development (3 month data includes stock-based compensation expense of $14,769 in 2004 and $3,251 in 2003; 6 month data includes stock-based compensation (recovery) of $21,573 in 2004 and $(13,986) in 2003)	395,732	96,997	648,105	296,921
Government grant (note 9(b)(ii))	-	(98,069)	-	(171,442)
Royalty payments for government grant (note 9(b) (ii))	30,948	-	42,354	-
Sales and marketing (3 month data includes stock-based compensation expense of $21,862 in 2004 and $2,235 in 2003; 6 month data includes stock-based compensation (recovery) of $47,446 in 2004 and $(17,571) in 2003)	142,857	68,884	277,264	160,303
Depreciation and amortization	14,216	13,253	26,562	31,392
Exchange (gain) loss	(15,682)	31,509	(1,349)	20,578
Interest expense	3,699	70,160	17,796	85,180
General and administrative (3 month data includes stock-based compensation expense of $138,413 in 2004 and $6,060 in 2003; 6 month data includes stock-based compensation (recovery) of $399,129 in 2004 and $(22,980) in 2003)	403,136	286,460	873,775	438,159
	974,906	469,194	1,884,507	861,091

Operating earnings (loss) for the period	(758,177)	242,402	(1,400,738)	(183,947)

Interest income	354	-	3,273	-

Accretion of interest and debt settlement	-	(38,136)	(37,393)	(67,197)

Other income	-	1,304	14,133	35,360

Earnings (loss) for the period	(757,823)	205,570	(1,420,725)	(215,784)

Deficit, beginning of period	(19,165,982)	(15,916,484)	(18,503,080)	(15,495,130)

Deficit, end of period	(19,923,805)	(15,710,914)	(19,923,805)	(15,710,914)

Basic income (loss) per common share (note 6(b)) Diluted income (loss) per common share	$ (0.01) (0.01)	$ 0.01 0.01	$ (0.02) (0.02)	$ (0.01) (0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Operations:
Earnings (loss) for the period	$ (757,823)	$ 205,571	$ (1,420,725)	$ (215,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and debt settlement	-	38,136	37,393	67,197
Depreciation and amortization	14,216	13,253	26,562	31,392
Stock-based compensation	183,245	11,546	477,268	(54,537)
Changes in non-cash working capital relating to operations:
Accounts receivable	(699,969)	(392,173)	(1,112,775)	(261,140)
Government grant receivable	-	12,514	-	31,651
Inventory	(77,567)	(75,831)	(445,608)	(219,645)
Prepaid expenses	1,278	(5,155)	3,754	(7,433)
Accounts payable and accrued liabilities	603,198	134,766	816,406	176,297
	(733,422)	(57,373)	(1,617,725)	(452,002)

Investments:
Acquisition of equipment	(60,150)	-	(78,593)	-
Disposition of equipment	-	-	-	2,582
Restricted cash	96,298	535	93,379	5,608
	36,148	535	14,786	8,190

Financing:
Increase (decrease) in bank indebtedness	(95,747)	84,161	(110,397)	99,662
Loans payable	9,113	(28,232)	150,403	(90,874)
Cash proceeds on issuance of common shares	860,319	12,903	1,627,892	12,903
Share issue costs	(23,777)	(16)	(72,035)	(1,880)
	749,908	68,816	1,595,863	19,811

Effect of foreign exchange rate changes on cash and cash equivalents	(16,216)	(8,462)	(6,975)	92,138

Increase (decrease) in cash	36,418	3,516	(14,051)	(331,863)

Cash, beginning of period	7,588	439	58,057	335,818

Cash, End of period	$ 44,006	$ 3,955	$ 44,006	$ 3,955

Supplementary information (note 10)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At June 30, 2004, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

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

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

2.

Significant accounting policies (continued):

(a)

Stock-based compensation:

On January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee stock-based compensation expense recognized in the three and six month periods ended June 30, 2004 are the same as that which would have been recognized for the current three and six month periods had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation, been applied from its original effective date.  Results for prior periods have not been restated.

Had compensation cost been retroactively determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation’s loss and loss per common share would have been increased to the pro forma amounts indicated below.

	Three months ended June 30, 2003	Six months ended June 30, 2003
	(unaudited)	(unaudited)

Earnings (loss) for the period, as reported	$ 205,570	$ (215,784)

Add: employee stock-based compensation recognized	-	-

Less: additional stock-based employee compensation expense determined under fair value based method for all awards	(208,331)	(247,455)

Proforma loss	$ (2,761)	$ (463,239)

1.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

2.

Significant accounting policies (continued):

(a) Stock-based compensation (continued):

	Three months ended June 30, 2003	Six months ended June 30, 2003
	(unaudited)	(unaudited)

Basic and diluted income (loss) per common share: As reported Basic Diluted	$ 0.01 0.01	$ (0.01) (0.01)

Pro forma Basic Diluted	$ 0.00 0.00	$ (0.01) (0.01)

The fair value of each option granted in 2004 and 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  no dividend yield; volatility of 175% (2003 - 144%); risk-free interest rate of 3.25% (2003 – 3.25%) and an expected life of four years.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available under options	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2003	7,589,707	5,126,083	0.19

Options granted	(2,020,000)	2,020,000	0.47
Options expired	272,000	(272,000)	0.38
Options exercised	-	(219,917)	0.16
Increase in reserved for issuance	2,865,698	-	-

Balance, June 30, 2004	8,707,405	6,654,166	$ 0.26

(b)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.     Inventory:

	June 30, 2004	December 31, 2003
	(Unaudited)

Raw materials	$699,898	$345,172
Finished goods	87,055	14,276

	$786,953	$359,448

4.     Accounts payable and accrued liabilities:

	June 30, 2004	December 31, 2003
	(Unaudited)

Trade accounts payable	$1,469,516	$788,298
Accrued liabilities	258,863	168,923

	$1,728,379	$957,221

5.

Loans payable:

	June 30, 2004	December 31, 2003
	(Unaudited)

Promissory notes	$172,586	$25,119

As at June 30, 2004, the Corporation was indebted to three parties for an aggregate of $172,586 cash by way of promissory notes at interest rates ranging from 0% to 12% per annum. The promissory notes are repayable on demand.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

6.

Common stock:

(a)

Issued and outstanding

During the six month period ended June 30, 2004, the Corporation issued 113,405 common shares in settlement of $27,262 of accounts payable, 11,879,476 common shares upon exercise of warrants for cash proceeds of $1,440,702, 219,917 common shares upon exercise of options for cash proceeds of $34,774, 1,016,105 common shares upon private placement for cash proceeds of $152,416.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Earnings/(loss) available to common stockholder – Basic	$ (757,823)	$ 205,570	$ (1,420,725)	$ (215,784)
Interest on convertible debt	-	53,274	-	-

Earnings/(loss) available to common stockholder – Diluted	$ (757,823)	$ 258,844	$ (1,420,725)	$ (215,784)

Denominator:
Weighted average number of shares outstanding – Basic	76,382,124	35,952,913	72,132,017	35,702,170
Incremental shares on debt conversion	-	10,092,367	-	-

Weighted average number of shares outstanding – Diluted	76,382,124	46,045,280	72,132,017	35,702,170

Basic income (loss) per common share	$ (0.01)	$ 0.01	$ (0.02)	$ (0.01)

Diluted income (loss) per common share	$ (0.01)	$ 0.01	$ (0.02)	$ (0.01)

For the three and six month periods ended June 30, 2004 and 2003, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

6.

Common stock (continued):

(c)

Warrants:

The following non-transferable share purchase warrants were outstanding at June 30, 2004:

Expiry date	Exercise price per share	Number of shares

July 15, 2005	$US 0.10	1,666,666
August 7, 2005	$US 0.26	416,667
October 1, 2007	$US 0.20	100,000
October 1, 2008	$US 0.25	150,000
January 15, 2006	$US 0.15	1,028,433
December 31, 2005	$US 0.30	508,053
March 31, 2006	$US 0.50	2,585,192

7.

Segmented information:

(a)

Segment information:

During the three and six month periods ended June 30, 2003 and 2002, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Korea	$ -	$ -	$ -	$ 93
China	1,633	520	1,833	518
Sweden	-	134	-	165
United States	367	907	895	1,113
Israel	33	29	36	38
Canada	30	111	60	115
Other	-	-	-	6

Total Sales	2,063	1,701	2,824	2,048

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

7.

Segmented information (continued):

(c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Six months ended
	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)

Customer A	$1,833	$452
Customer B	17	963
Customer C	486	58
Customer D	290	Nil

8.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2004	$37,000
2005	76,000
2006	78,000
2007	78,000
2008	78,000
Thereafter	39,000

$386,000

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

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

9.

Contingent liabilities (continued):

(b)

Contingent liability on sale of products:

(i)

Under a certain license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid at rates between 6% to 7% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $356,000 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the six months ended June 30, 2004, the Corporation recorded $42,354 (CDN$56,696) as royalties and nil in 2003.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2004 and $163,456 (CDN$233,333), in 2003, which have been recorded as government grant income.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

9.

Contingent liabilities (continued):

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, January 1, 2004	$38,084

Provision increase	4,309
Expenditures	(4,753)

Balance, March 31, 2004	$37,640

Provision increase	17,514
Expenditures	(18,326)

Balance, June 30, 2004 (unaudited)	$36,828

10.

Supplementary information:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash paid for:
Interest	$ 1,099	$ 2,044	$ 15,196	$ 3,694

Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	$ -	$ 152,174	$ 27,762	$ 212,553
Non-cash financing costs included in accrued liabilities	25,000	-	25,000	-

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; (2) our Form 10-QSB for the first quarter ended March 31, 2004 filed May 17, 2004; (3) our Form SB-2/A filed May 13, 2004; and (4) the Form 10-KSB for the year ended December 31, 2003 filed on March 29, 2004.

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

Results of Operations

Three months Ended June 30, 2004 and June 30, 2003

Sales

Net sales in the second quarter of 2004 increased by 21% or $362,177, to $2,063,198 from $1,701,021 in the second quarter of 2003. This increase was due to the result of the realization of projects in our customer base and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the second quarter of 2004 increased by 87%, or $857,044, to $1,846,469 from $989,425 in the second quarter of 2003.  As a percentage of revenue, cost of goods sold increased from the second quarter of 2003 to the second quarter of 2004, primarily due to production tooling and various ramp-up, expediting and additional period costs associated with initiating volume manufacturing capabilities for a Chinese customer. Cost of goods sold includes stock-based compensation expense (recovery) of $8,201 in 2004 versus $nil in 2003.

The gross margin of $216,729, or 11% of net sales, for the second quarter of 2004 represented a decrease from a gross margin of $711,596, or 42% of net sales, for the second quarter of 2003.  This was again was due to production tooling and various ramp-up, expediting and additional period costs associated with initiating volume manufacturing capabilities for a customer in China.

Research and development expenses in the second quarter of 2004 increased by 308%, or $298,735, to $395,732 from $96,997 in the second quarter of 2003.  Net of stock-based compensation, research and development expenses increased by $287,217.  This increase was primarily due to increased research and development projects and related expenditures resulting in additional engineering personnel on staff during the second quarter of 2004 versus the second quarter of 2003.  Research and development expenses include stock-based compensation expense (recovery) of $14,769 in 2004 versus $3,251 in 2003.

Government Grant expenses were $nil for the second quarter 2004, a decrease of $98,069 over ($98,069) for the same period in 2003. The decrease was due to a lack of receivables or expenses due to the Company under any government sponsored programs in the second quarter 2004.

Royalty payments for government grants increased by $30,948 to $30,948 in the second quarter 2004 as compared to $nil for the same period in 2003. The increase was due to repayable government grants becoming due in the second quarter 2004.

Sales and marketing expenses in the second quarter of 2004 increased by 107%, or $73,973, to $142,857 from $68,884 in the second quarter of 2003.  Net of stock-based compensation, sales and marketing expenses increased by $54,346. The increase was primarily due to additional sales initiatives which include additional sales personnel on staff and increased travel expenses to visit new customers.  Sales and marketing expenses include stock-based compensation expense (recovery) of $21,862 in 2004 versus $2,235 in 2003.

Exchange (gain) loss in the second quarter of 2004 increased by $(47,191), to an exchange gain of $(15,682) from an exchange loss of 31,509 in the second quarter of 2003 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.Interest expense for the second quarter 2004 decreased by $66,461 to $3,699 from $71,160 in the second quarter 2003.  The decrease was primarily due to no interest payable to note holders of the convertible debenture issued in quarter 4 of Fiscal 2002 as it was converted in the fourth quarter 2003.

General and administrative expenses in the second quarter of 2004 increased by 41%, or $116,676, to $403,136 from $286,460 in 2003.  Net of stock-based compensation, general and administrative  expenses decreased by $15,677. General and administrative expenses include stock-based compensation expense (recovery) of $138,413 in 2004 versus $6,060 for 2003.

Accretion of interest and debt settlement for the second quarter 2004 decreased by $38,136 to $nil from ($38,136) for the same period in 2003.  The decrease was a result of less transactions occurring in the second quarter 2004 relating to interest accreted on convertible debentures issued and expense related to the settlement of promissory notes or other debts.

Loss in the second quarter of 2004 increased by $963,393, to $757,823, from earnings of $205,570 in the second quarter of 2003.  Net of stock-based compensation expense (recovery) of $183,245 in 2004 versus $11,546 in 2003, the loss for the 2004 period increased by $791,694. The increase was largely the result of lower gross margins due to the manufacturing ramp-up, additional engineering personnel on staff and increased sales initiatives in the second quarter 2004 versus 2003.

Six months Ended June 30, 2004 and June 30, 2003

Sales

Net sales in the first half of 2004 increased by 38% or $775,692, to $2,823,580 from $2,047,888 in the first half of 2003. This increase was due to the result of the realization of projects in our customer base and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first half of 2004 increased by 71%, or $969,067, to $2,339,811 from $1,370,744 in the first half of 2003.  As a percentage of revenue, cost of goods sold increased from the first half of 2003 to the first half of 2004, primarily due to production tooling and various ramp-up, expediting and additional costs associated with initiating volume manufacturing capabilities for a Chinese customer in the second quarter of 2004. Cost of goods sold includes stock-based compensation expense (recovery) of $9,120 in 2004 versus $nil in 2003.

The gross margin of $483,769, or 17% of net sales, for the first half of 2004 represented a decrease from a gross margin of $677,144, or 33% of net sales, for the first half of 2003.  This was again was due to production tooling and various ramp-up, expediting and additional period costs associated with initiating volume manufacturing capabilities for a customer in China in the second quarter 2004.

Research and development expenses in the first half of 2004 increased by 118%, or $351,184, to $648,105 from $296,921 in the first half of 2003.  Net of stock-based compensation, research and development expenses increased by $315,625.  This increase was primarily due to increased research and development projects and related expenditures resulting in additional engineering personnel on staff during the first half of 2004 versus the first half of 2003.  Research and development expenses include stock-based compensation expense (recovery) of $21,573 in 2004 versus $(13,986) in 2003.

Government Grant expenses were $nil for the first half of 2004, a decrease of $171,442 over ($171,442) for the same period in 2003. The decrease was due to a lack of receivables or expenses due to the Company under any government sponsored programs in the first half of 2004.

Royalty payments for government grants increased by $42,354 to $42,354 in the second quarter 2004 as compared to $nil for the same period in 2003. The increase was due to repayable government grants becoming due in the first half 2004.

Sales and marketing expenses in the first half of 2004 increased by 73%, or $116,961, to $277,264 from $160,303 in the first half of 2003.  Net of stock-based compensation, sales and marketing expenses increased by $51,944. The increase was primarily due to additional sales initiatives which include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense (recovery) of $47,446 in 2004 versus $(17,571) in 2003.

Exchange (gain) loss in the first half of 2004 increased by $(21,927), to an exchange gain of $(1,349) from an exchange loss of 20,578 in the first half of 2003 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense for the first half of 2004 decreased by $67,384 to $17,796 from $85,180 in the first half of 2003.  The decrease was primarily due to no interest payable to note holders of the convertible debenture issued in quarter 4 of Fiscal 2002 as it was converted in the fourth quarter 2003.

General and administrative expenses in the first half of 2004 increased by 99%, or $435,616, to $873,775 from $438,159 in 2003.  Net of stock-based compensation, general and administrative expenses increased by $13,507. General and administrative expenses include stock-based compensation expense (recovery) of $399,129 in 2004 versus $(22,980) for 2003.

Accretion of interest and debt settlement for the first half of 2004 decreased by $29,804 to ($37,393) from ($67,197) for the same period in 2003.  The decrease was a result of less transactions occurring in the first half of 2004 relating to interest accreted on convertible debentures issued and expense related to the settlement of promissory notes or other debts.

Loss in the first half of 2004 increased by 558%, or $1,204,941, to $1,420,725, from $215,784 in the first half of 2003.  Net of stock-based compensation expense (recovery) of $477,268 in 2004 versus $(54,537) in 2003, the loss for the 2004 period increased by $673,136. The increase was largely the result of lower gross margins due to the manufacturing ramp-up, additional engineering personnel on staff and increased sales initiatives in the first half of 2004 versus 2003.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2004 of $(19,923,805).  During the six months ended June 30, 2004, we incurred a net loss, including stock-based compensation expenses of $477,268, of $(1,420,725).

During the three and six month periods ended June 30, 2004, our cash position decreased slightly. The primary use of cash was for our continued operations with an increase in accounts receivable reflecting our receipt of cash from certain shareholders exercising warrants to purchase common shares of the Company. We currently are in various stages of discussion with our suppliers regarding extended payment terms for their respective outstanding June 30, 2004 accounts payable balances.

During the three and six months periods ended June 30, 2004, we had no material investing activities.

During the three month period ended June 30, 2004, we issued 5,847,326 common shares upon exercise of warrants for cash proceeds of $837,487 and 144,917 common shares upon exercise of options for cash proceeds of $22,832.

During the six month period ended June 30, 2004, we issued 113,405 common shares in settlement of $27,262 of accounts payable, 11,879,476 common shares upon exercise of warrants for cash proceeds of $1,440,702, 219,917 common shares upon exercise of options for cash proceeds of $34,774, 1,016,105 common shares upon private placement for cash proceeds of $152,416.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $386,000 through 2009, we have no material commitments, including capital commitments, outstanding at June 30, 2004.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Our operations to date have been primarily financed by sales of our equity securities. As of June 30, 2004, we had working capital of $223,356.

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

RISK FACTORS

For information on risk factors refer to Unity Wireless Corporation’s SB-2/A registration statement filed May 13, 2004 and the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation.  The lawsuit was commenced on January 5, 2001.  Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages.  We dispute the allegations and are defending the claim.  A trial date has been set in September 2004.  No Examinations for Discovery have been conducted or have been scheduled.  The matter is at a very preliminary stage.  It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us.  It is our position that these options have expired and we have not included such options in our outstanding options at June 30, 2004.

Item 2. Changes in Securities

During the three month period ended June 30, 2004, we issued 5,847,326 common shares upon exercise of warrants for cash proceeds of $837,487 and 144,917 common shares upon exercise of options for cash proceeds of $22,832. An additional 2,585,192 share purchase warrants exercisable at $0.50 were issued to certain warrant holders upon exercise of the warrants mentioned above.

On May 30, 2004, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation increasing the authorized common share capital from 100,000,000 to 150,000,000.

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
Shalom Torah Centers
Sid M. Tarrabain Professional Corporation
Mokhlis Y. Zaki

10.19* Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 6,865,484 shares. (10)

10.20* Form of subscription agreement for shares of common stock and warrants issued to Myer Bentob, in a private placement, for an aggregate of 833,333 shares and 416,667 warrants.(11)

10.21* Form of warrants issued to Myer Bentob, in a private placement, for an aggregate of 416,667 shares.(11)

10.22* Form of warrants issued to Michael Mulshine for an aggregate of  100,000 shares (12)

10.23* Form of warrants issued to Michael Mulshine for an aggregate of  150,000 shares (12)

10.24* Form of agreement with Beth Med rash Govoha of Lakewood to convert promissory note into 1,806,666 shares and 1,666,666 warrants (12)

10.25* Form of warrants issued in January 2004 to previous holders of warrants issued in conjunction with Secured Convertible Notes for an aggregate of 6,032,150 shares (12)

10.26* Form of warrants issued in April 2004 to previous holders of warrants issued (13)

10.27** Certificate of Amendment of Certificate of Incorporation dated August 5, 2004

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

31.1**

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**

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

(b) Reports on form 8-K

During the quarter for which this report is filed, the Company furnished a current report on Form 8-K dated May 17, 2004 which reported the Company’s first quarter results for fiscal 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
August 6, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 6, 2004

Exhibit 10.27

STATE OF DELAWARE

CERTIFICATE OF AMENDMENT

OF CERTIFICATE OF INCORPORATION

UNITY WIRELESS CORPORATION, a corporation duly organized and existing under and by virtue of the General Corporation Law of the State of Delaware.

DOES HEREBY CERTIFY:

FIRST, The Board of Directors unanimously adopted a resolution authorizing an amendment to the Company’s Certificate of Incorporation (the “Certificate”) to increase the total number of Unity Wireless Corporation’s authorized shares of Common Stock from 100,000,000 shares to 150,000,000 shares, $0.001 par value.

RESOLVED, The proposed amendment will change the first paragraph of Article Fourth of the Certificate of Incorporation that ends with the words “per share (Preferred Stock”)” to read as follows:

“FOURTH:  The total number of shares of stock which this corporation is authorized to issue is: 155,000,000 shares, which shall consist of 150,000,000 shares of common stock, $.001 par value per share ("Common Stock") and 5,000,000 shares of preferred stock, $.001 par value per share ("Preferred Stock").”

SECOND, That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of stockholders of said corporation was duly called and held upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD, That the said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

FOURTH, That the capital of said corporation shall not be reduced under or by reason of said amendment.

IN WITNESS WHEREOF, said UNITY WIRELESS CORPORATION has caused this certificate to be signed by ILAN KENIG, an Authorized Officer, this 5th day of August, 2004.

By:

/s/ Ilan Kenig____________

Title:

President & Chief Executive Officer

Name:

ILAN KENIG

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

a)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004

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

a)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Unity Wireless Corporation(the “Company”) on Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) or 15() of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
August 6, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
August 6, 2004