Form 10KSB/A
period 2003-12-31
UNITY WIRELESS CORP
filed 2004-08-16
CIK 1100451

- # -

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

65,108,608 common shares at $0.37(1) = $24,090,184

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

69,731,354 common shares issued and outstanding as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

#

Explanatory Note

This Amendment No. 1 is being filed to conform Part III, Item 9 “Compliance With Section 16(a) of the Exchange Act” with our Definitive Proxy Statement filed on June 2, 2004.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following officers, directors and greater than ten-percent beneficial owners were late in complying with Section 16(a) filing requirements: Ilan Kenig, Myer Bentob, Ken Maddison, Robert Singer, Doron Nevo and William Weidman. Each person was late in filing Form 5 Annual Statement of Changes in Beneficial Ownership of Securities. Two former directors, Mark Godsy and Casey O’Byrne, were late in filing Form 5 Annual Statement of Changes in Beneficial Ownership of Securities. Casey O’Byrne was also late in filing Form 4 Statement of Changes in Beneficial Ownership of Securities on four occasions covering five transactions none of which were open market purchases or sales.

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

/s/ Ilan Kenig

Ilan Kenig, President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
August 13, 2004

/s/ Andrew J. Chamberlain

Andrew J. Chamberlain, Director and Corporate Secretary
August 13, 2004

/s/ Myer Bentob

Myer Bentob, Director and Executive Chairman of the Board of Directors
August 13, 2004

/s/ Ken Maddison

Ken Maddison, Director
August 13, 2004

/s/ Robert W. Singer

Robert W. Singer, Director
August 13, 2004

/s/ Doron Nevo

Doron Nevo, Director
August 13, 2004

CERTIFICATION

I, Ilan Kenig, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Unity Wireless Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: August 13, 2004

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

CERTIFICATION

I, Dallas Pretty, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Unity Wireless Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: August 13, 2004

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer