Form 10QSB/A
period 2004-06-30
UNITY WIRELESS CORP
filed 2004-08-16
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This amendment is being filed to include information concerning the recent stockholders meeting of Unity Wireless Corporation that was inadvertently omitted in Part II, Item 4.

PART II—OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.

The Annual and Special Meeting of Stockholders of Unity Wireless Corporation was held at Unity Wireless Corporation, 7438 Fraser Park Drive, Burnaby, BC Canada at 10:00 A.M. on June 30, 2004, for the following purposes and with the following results:

(1)   To elect Myer Bentob, Ilan Kenig, Ken Maddison, Robert Singer, Doron Nevo and Andrew Chamberlain as Directors of the Company to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified;

	For	Against	Withheld
Myer Bentob	55,174,174	162,500	36,700
Ilan Kenig	55,121,545	162,500	89,329
Ken Maddison	55,174,674	162,500	36,200
Robert Singer	55,174,674	162,500	36,200
Doron Nevo	55,121,045	162,500	89,829
Andrew Chamberlain	55,334,674	5,000	33,700

(2)   To ratify the selection and appointment by the Company's Board of Directors of KPMG LLP, independent auditors, as auditors for the Company for the year ending December 31, 2004;

	For	Against	Withheld
Appoint KPMG LLP	55,134,174	220,350	18,850

(3)

To amend the Certificate of Incorporation to increase the authorized Common share capital from 100 million to 150 million; and,

	For	Against	Withheld
Increase Share Capital	53,640,567	1,727,957	4,850

(4)   To consider and transact such other business as may properly come before the meeting or any adjournments thereof.

	For	Against	Withheld
Transact Other Business	54,866,484	56,890	450,000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
August 13, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 13, 2004

CERTIFICATION

I, Ilan Kenig, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Unity Wireless Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: August 13, 2004

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

CERTIFICATION

I, Dallas Pretty, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of Unity Wireless Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: August 13, 2004

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer