Form 10QSB
period 2004-09-30
UNITY WIRELESS CORP
filed 2004-11-08
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

77,163,853 common shares outstanding as at September 30, 2004

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	September 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$730,267	$58,057
Restricted cash	-	95,210
Accounts receivable (less allowance for doubtful accounts of nil (December 31, 2003 - $11,503))	1,092,307	194,657
Inventory (note 3)	982,835	359,448
Prepaid expenses and deposits	56,658	50,134
	2,862,067	757,506

Equipment, net	192,865	155,364
Patents	2,127	4,254
Goodwill	741,596	741,596

	$3,798,655	$1,658,720

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness	$-	$112,561
Accounts payable and accrued liabilities (note 4)	1,670,769	957,221
Loans payable (note 5)	47,584	25,119
Product warranty (note 10(b))	38,826	38,084
	1,757,179	1,132,985

Convertible debenture (note 6(a))	564,816	-
	2,321,995	1,132,985

Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 77,163,853 (2003 - 63,578,953) issued and outstanding	77,163	63,579
Additional paid-in capital	21,743,784	18,831,807
Accumulated deficit	(20,529,252)	(18,503,080)
Accumulated other comprehensive income:
Cumulative translation adjustments	184,965	133,429
	1,476,660	525,735

	$3,798,655	$1,658,720

Commitments (note 9)

Contingent liabilities (note 10)

Subsequent events (note 12)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net sales	$ 1,027,160	$ 108,590	$ 3,850,740	$ 2,156,478
Cost of goods sold (3 month data includes stock-based compensation expense of $5,608 in 2004 and $1,257 in 2003; 9 month data includes stock-based compensation expense of $14,728 in 2004 and $1,257 in 2003; and excludes depreciation and amortization shown separately below)	814,399	280,690	3,154,210	1,651,434
	212,761	(172,100)	696,530	505,044
Expenses:
Research and development (3 month data includes stock-based compensation expense of $8,043 in 2004 and $52,352 in 2003; 9 month data includes stock-based compensation expense of $29,616 in 2004 and $38,366 in 2003)	243,524	311,111	891,629	653,033
Government grant	-	-	-	(171,442)
Royalty payments for government grant (note 10(a))	15,407	-	57,761	-
Sales and marketing (3 month data includes stock-based compensation expense (recovery) of $(8,638) in 2004 and $24,975 in 2003; 9 month data includes stock-based compensation expense of $38,808 in 2004 and $7,404 in 2003)	96,207	82,021	373,471	242,324
Depreciation and amortization	15,812	13,845	42,374	45,237
Exchange (gain) loss	69,628	(9,920)	68,279	10,658
Interest expense	26,843	36,747	41,366	121,927
General and administrative (3 month data includes stock-based compensation expense of $124,192 in 2004 and $111,201 in 2003; 9 month data includes stock-based compensation expense of $523,321 in 2004 and $88,221 in 2003)	330,822	388,178	1,204,597	781,336
	798,243	821,982	2,679,477	1,683,073

Operating loss for the period	(585,482)	(994,082)	(1,982,947)	(1,178,029)

Accretion of interest and debt settlement	(20,082)	(69,238)	(57,475)	(136,435)

Other income	117	-	14,250	35,360

Loss for the period	(605,477)	(1,063,320)	(2,026,172)	(1,279,104)

Deficit, beginning of period	(19,923,805)	(15,710,914)	(18,503,080)	(15,495,130)

Deficit, end of period	(20,529,252)	(16,774,234)	(20,529,252)	(16,774,234)

Basic and diluted loss per common share (note 7(b))	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.03)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Operations:
Loss for the period	$ (605,447)	$(1,063,320)	$ (2,026,172)	$(1,279,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and debt settlement	20,082	69,238	57,475	136,435
Depreciation and amortization	15,812	13,845	42,374	45,237
Stock-based compensation	129,205	189,785	606,473	135,248
Changes in non-cash working capital relating to operations:
Accounts receivable	246,039	201,462	(866,736)	(59,678)
Government grant receivable	-	546	-	32,197
Inventory	(152,074)	197,208	(597,682)	(22,437)
Prepaid expenses	(9,134)	4,586	(5,379)	(2,847)
Accounts payable and accrued liabilities	(87,332)	(90,809)	729,074	85,488
	(442,849)	(477,459)	(2,060,573)	(929,461)

Investments:
Acquisition of equipment	-	-	(77,748)	-
Disposition of equipment	845	-	-	2,582
Restricted cash	740	(1,632)	94,119	3,976
	1,585	(1,632)	16,371	6,558

Financing:
Increase (decrease) in bank indebtedness	(875)	(57,165)	(111,271)	42,479
Loans payable	(29,093)	(4,116)	121,309	(94,989)
Convertible Debt	1,250,000	-	1,250,000	-
Cash proceeds on issuance of common shares	30,800	530,228	1,658,692	543,111
Share issue costs	(165,483)	-	(237,518)	(1,880)
	1,085,349	468,927	2,681,212	488,739

Effect of foreign exchange rate changes on cash and cash equivalents	42,176	14,444	35,200	106,581

Increase (decrease) in cash	686,261	4,280	672,210	(327,583)

Cash, beginning of period	44,006	3,995	58,057	335,818

Cash, End of period	$ 730,267	$ 8,235	$ 730,267	$ 8,235

Supplementary information (note 11)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At September 30, 2004, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

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

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

2.

Significant accounting policies (continued):

(a)

Stock-based compensation:

On January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee stock-based compensation expense recognized in the three and nine month periods ended September 30, 2004 are the same as that which would have been recognized for the current three and nine month periods had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation, been applied from its original effective date.  Results for prior periods have not been restated.

Had compensation cost been retroactively determined based on the fair value at the grant dates for those options issued to employees and consultants, consistent with the method described in SFAS No. 123, the Corporation’s loss and loss per common share would have been increased to the pro forma amounts indicated below.

	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(unaudited)	(unaudited)

Loss for the period, as reported	$ (1,063,320)	$ (1,279,104)

Add: employee stock-based compensation recognized	93,606	93,606

Less: additional stock-based employee compensation expense determined under fair value based method for all awards	(10,202)	(257,657)

Proforma loss	$ (979,916)	$ (1,443,155)

1.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

2.

Significant accounting policies (continued):

(a) Stock-based compensation (continued):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(unaudited)	(unaudited)

Basic and diluted loss per common share: As reported Pro forma	$ (0.02) (0.02)	$ (0.03) (0.04)

The fair value of each option granted in 2004 and 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  no dividend yield; volatility of 175% (2003 - 144%); risk-free interest rate of 3.25% (2003 – 3.25%) and an expected life of four years.

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available under options	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2003	7,589,707	5,126,083	0.19

Options granted	(2,105,000)	2,105,000	0.46
Options expired	468,667	(468,667)	0.28
Options exercised	-	(254,917)	0.16
Increase in reserved for issuance	2,971,897	-	-

Balance, September 30, 2004	8,925,271	6,507,499	$ 0.27

(b)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

3.

Inventory:

	September 30, 2004	December 31, 2003
	(Unaudited)

Raw materials	$897,517	$345,172
Finished goods	85,318	14,276

	$982,835	$359,448

4.

Accounts payable and accrued liabilities:

	September 30, 2004	December 31, 2003
	(Unaudited)

Trade accounts payable	$1,434,852	$788,298
Accrued liabilities	235,917	168,923

	$1,670,769	$957,221

5.

Loans payable:

	September 30, 2004	December 31, 2003
	(Unaudited)

Promissory notes	$47,583	$25,119
Convertible note payable (note 6 (b))	1	-
	$47,584	$25,119

As at September 30, 2004, the Corporation was indebted to a director for an aggregate of $47,583 cash by way of a promissory note at an interest rate of nil. The promissory note is repayable on demand.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

6.

Convertible debentures:

(a) During August 2004, the Corporation realized gross cash proceeds of $1,250,000 from the issuance of 8% redeemable convertible notes of the Corporation plus 3,750,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on August 31, 2004 and the notes are to mature on August 31, 2006.  The notes are convertible at the option of the holder or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the notes is $0.20 per share of common stock.  Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before September 1, 2009, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which aggregated $705,266.  The intrinsic value of the beneficial conversion option is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the notes and as additional paid-in capital.  The remaining balance of $544,734 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the notes over the period from August 31, 2004 to the initial maturity date of August 31, 2006.

During the period ended September 30, 2004, accretion of $20,082 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.

(b) Also during August 2004, the Corporation amended a note payable that was entered into during the first quarter of 2004 for gross cash proceeds of $100,000 and an annual interest rate of 12%.  As a result of the amendment, the note agreement allowed for the conversion of the notes into common stock of the Corporation and 555,555 share purchase warrants were issued based on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on August 5, 2004 and the notes are to mature on December 31, 2004.  The notes are convertible at the option of the holder based on a conversion price of $0.18 per share of common stock.  Interest on these

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

6.

Convertible debentures (continued):

notes is payable quarterly.  At the option of the Corporation, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation’s common stock.

Each warrant entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.23 on or before August 31, 2006, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants originally issued using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which aggregated to $99,999.  These assigned values were recorded by a reduction to the amount as initially assigned to the notes and as additional paid-in capital.  The intrinsic value of the beneficial conversion option is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture after reducing such carrying value for the fair value of the warrants.  A nominal value of $1 is recorded as a current liability.  The carrying value of the liability is being accreted to the redemption value of the notes over the period from August 5, 2004 to the initial maturity dates of December 31, 2004.

During the period ended September 30, 2004, accretion of $nil has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

7.   Common stock:

(a)

Issued and outstanding

During the nine month period ended September 30, 2004, we issued 267,735 shares of common stock in settlement of $55,256 of accounts payable; 12,046,143 shares of common stock upon exercise of warrants for cash proceeds of $1,465,702; 254,917 shares of common stock upon exercise of options for cash proceeds of $40,574; and 1,016,105 shares of common stock upon private placement for cash proceeds of $152,416.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Loss for the period	$ (605,447)	$(1,063,320)	$ (2,026,172)	$(1,279,104)

Denominator:
Weighted average number of common shares outstanding	76,927,953	43,705,300	73,779,560	38,474,512

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.03)

For the three and nine month periods ended September 30, 2004 and 2003, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

7.

Common stock (continued):

(c)

Warrants:

The following non-transferable share purchase warrants were outstanding at September 30, 2004:

Expiry date	Exercise price per share	Number of shares

July 15, 2005	$US 0.10	1,666,666
August 7, 2005	$US 0.26	416,667
October 1, 2007	$US 0.20	100,000
October 1, 2008	$US 0.25	150,000
January 15, 2006	$US 0.15	861,766
December 31, 2005	$US 0.30	508,053
March 31, 2006	$US 0.50	2,585,192
August 31, 2006	$US 0.23	555,555
August 31, 2009	$US 0.20	3,750,000

8.

Segmented information:

(a)

Segment information:

During the three and nine month periods ended September 30, 2004 and 2003, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Korea	$ -	$ -	$ -	$ 93
China	437	-	2,270	518
Sweden	-	-	-	164
United States	493	100	1,388	1,212
Israel	37	35	73	73
Canada	60	(26)	120	90
Other	-	-	-	6

Total Sales	1,027	109	3,851	2,156

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

8.

Segmented information (continued):

(c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Nine months ended
	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)

Customer A	$2,270	$452
Customer B	123	1,022
Customer C	799	58

9.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2004	$20,000
2005	80,000
2006	82,000
2007	82,000
2008	82,000
2009 and thereafter	41,000

$387,000

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

10.

Contingent liabilities:

 (a)

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

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $356,000 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the nine months ended September 30, 2004, the Corporation recorded $57,761 (CDN$76,786) as royalties and nil in 2003.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Year ended December 31, 2003

10.

Contingent liabilities (continued):

(b)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, January 1, 2004	$38,084

Provision increase	4,309
Expenditures	(4,753)

Balance, March 31, 2004	$37,640

Provision increase	17,514
Expenditures	(18,326)

Balance, June 30, 2004	$36,828

Provision increase	9,102
Expenditures	(7,104)
Balance, September 30, 2004 (unaudited)	$38,826

11.

Supplementary information:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash paid for:
Interest	$ 5,494	$ 8,160	$ 20,690	$ 11,854
Income Taxes	-	-	-	-

Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	$ 27,994	$ 172,549	$ 55,256	$ 385,102
Issuance of common shares upon conversion of convertible debenture	$ -	$ 27,153	$ -	$ 27,153

11.

Supplementary information (continued):

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Non-cash financing and investing activities (continued):
Amendment of note payable to convertible note payable(note 6(b))	$ 99,999	$ -	$ 99,999	$ -

12.  Subsequent Events:

Subsequent to September 30, 2004, 2,250,001 shares of common stock were issued for cash proceeds of $241,667 on the exercise of warrants.  An additional 1,125,000 warrants were issued to the holders, exercisable at $0.20 per share until October 13, 2006.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; (2) our Form 10-QSB for the second quarter ended June 30, 2004 filed August 6, 2004; (2) our Form 10-QSB for the first quarter ended March 31, 2004 filed May 17, 2004; (4) our Form SB-2/A registration statements filed October 27, 2004 and May 13, 2004; and (5) the Form 10-KSB for the year ended December 31, 2003 filed on March 29, 2004.

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

Results of Operations

Three months Ended September 30, 2004 and September 30, 2003

Sales

Net sales in the third quarter of 2004 were $1,027,160, an increase of $918,570 or 846%, from $108,590 in the third quarter of 2003. This increase in sales reflects realization of projects in our customer base as well as a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold in the third quarter of 2004 was $814,399, an increase of $533,709 or 190%, from $280,690 in the third quarter of 2003. Cost of goods sold includes stock-based compensation expense of $5,608 in 2004 versus $1,257 in 2003.

The gross margin in the third quarter of 2004 was $212,761 or 20.7% of net sales, an increase of $384,861, from a gross margin of $(172,100) in the third quarter of 2003.  The increase was primarily due to greater net sales achieved in the third quarter of 2004 versus 2003.

Research and development expenses in the third quarter of 2004 were $243,524, a decrease of $67,587 or 22% from $311,111 in the third quarter of 2003.  Before stock-based compensation expenses, research and development expenses were relatively unchanged for the period. Research and development expenses include stock-based compensation expense of $8,043 in 2004 versus $52,352 in 2003.

Royalty payments to government agencies due to repayable government grant obligations were $15,407 in the third quarter of 2004, compared with nil for the same period in 2003. The increase was due to repayable government grants becoming due in the third quarter 2004.

Sales and marketing expenses in the third quarter of 2004 were $96,207, an increase of $14,186 or 17% from $82,021 in the third quarter of 2003.  The increase was primarily due to additional sales initiatives that include additional sales personnel on staff and increased travel expenses to visit new customers.  Sales and marketing expenses include stock-based compensation expense (recovery) of $(8,638) in 2004 versus $24,975 in 2003.

Exchange (gain) loss in the third quarter of 2004 was $69,628, an increase of $79,548, from an exchange (gain) loss of $(9,920) in the third quarter of 2003 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars. During the third quarter of 2004, the Canadian dollar has strengthened relative to the U.S. dollar resulting in the exchange loss.

Interest expense for the third quarter 2004 was $26,843, a decrease of $9,904 from $36,747 in the third quarter 2003.  The decrease primarily reflects the conversion of debentures in the fourth quarter 2003.

General and administrative expenses in the third quarter of 2004 were $330,822, a decrease of $57,356 or 15%, from $388,178 in 2003.  The decrease is mostly due to lower operating expenses, better buying decisions and generally tighter fiscal control of expenditures. General and administrative expenses include stock-based compensation expense of $124,192 in 2004 versus $111,201 for 2003.

Accretion of interest and debt settlement charges for the third quarter of 2004 were $20,082, a decrease of $49,156 compared to charges of $69,238 for the same period in 2003.  The decrease was due to fewer debt settlement agreements reached in the third quarter 2004 verses the same period in 2003.

Loss in the third quarter of 2004 was $605,447, a decrease of $457,873 or 43% from $1,063,320 in the third quarter of 2003.  The decrease was largely the result of increased sales in the third quarter of 2004 over the same period in 2003.

Nine months Ended September 30, 2004 and September 30, 2003

Sales

Net sales in the nine months ended September 30, 2004 were $3,850,740, an increase of $1,694,262 or 79%, from $2,156,478 in the same period of 2003. This increase in sales reflects realization of projects in our customer base as well as a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold in the nine months ended September 30, 2004 was $3,154,210, an increase of $1,502,776 or 91%, from $1,651,434 in the same period of 2003. Cost of goods sold includes stock-based compensation expense of $14,728 in 2004 versus $1,257 in 2003.

The gross margin in the nine months ended September 30, 2004 was $696,530 or 18% of net sales, a decrease from the gross margin of 23% of net sales in the same period of 2003.  The decrease was primarily due to the production tooling and various ramp-up, expediting and additional period costs incurred in the first half of 2004.

Research and development expenses in the nine months ended September 30, 2004 were $891,629, an increase of $238,596 or 37% from $653,033 in the same period of 2003.  This increase primarily reflects an increase in additional engineering personnel on staff.  Research and development expenses include stock-based compensation expense of $29,616 in 2004 versus $38,366 in 2003.

There were no government grant expenses in the nine months ended September 30, 2004, compared with $171,442 for the same period in 2003 as no receivables or expenses were due to the Company under government sponsored programs in 2004.

Royalty payments to government agencies due to repayable government grant obligations in the nine months ended September 30, 2004 were $57,761, compared with nil for the same period in 2003. The increase was due to repayable government grants becoming due in 2004.

Sales and marketing expenses in the nine months ended September 30, 2004 were $373,471, an increase of $131,147 or 54% from $242,324 in the same period of 2003.  The increase was primarily due to additional sales initiatives which include additional sales personnel on staff and increased travel expenses to visit new customers.  Sales and marketing expenses include stock-based compensation expense of $38,808 in 2004 versus $7,404 in 2003.

Exchange (gain) loss in the nine months ended September 30, 2004 was $68,279, an increase of $57,621, from an exchange loss of $10,658 in the same period of 2003 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense in the nine months ended September 30, 2004 was $41,366, a decrease of $80,561 from $121,927 in the same period 2003.  The decrease primarily reflects the conversion of debentures in the fourth quarter 2003.

General and administrative expenses in the nine months ended September 30, 2004 were $1,204,597, an increase of $423,261 or 54%, from $781,336 in same period 2003.  Before stock-based compensation expenses, general and administrative expenses were relatively unchanged for the period. General and administrative expenses include stock-based compensation expense of $523,321 in 2004 versus $88,221 for 2003.

Accretion of interest and debt settlement charges for the nine months ended September 30, 2004 were $57,475, a decrease of $78,960 compared to charges of $136,435 for the same period in 2003.  The decrease was due to fewer debt settlement agreements reached in the nine months ended September 30, 2004 versus the same period in 2003.

Loss for the nine months ended September 30, 2004 was $2,026,172, an increase of $747,068 or 58% from $1,279,104 in the same period of 2003.  The increase was largely the result of lower gross margins due to the manufacturing ramp-up costs, the hiring of additional engineering personnel, and increased sales initiatives. Loss includes stock-based compensation expense of $606,473 in 2004 versus $135,248 for 2003.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at September 30, 2004 of $(20,529,252).  During the nine months ended September 30, 2004, we incurred a net loss of $(2,026,172), including stock-based compensation expenses of $606,473. During 2003, we incurred a net loss, inclusive of stock-based compensation expense, of $3,007,950.

During the three and nine month periods ended September 30, 2004, our cash position increased due to receipt of cash from certain shareholders subscribing to a private placement of convertible debentures. The primary use of cash was for our continued operations with an increase in accounts receivable, inventory and accounts payable reflecting an increase in net sales in the nine months ended September 30, 2004. We currently are in various stages of discussion with our suppliers regarding extended payment terms for their respective outstanding September 30, 2004 accounts payable balances.

During the three and nine months periods ended September 30, 2004, we had no material investing activities.

During the three month period ended September 30, 2004, we issued 166,667 shares of common stock upon exercise of warrants for cash proceeds of $25,000 and 35,000 shares of common stock upon exercise of options for cash proceeds of $5,800. We also issued 154,330 shares of common stock upon settlement of $27,994 in accounts payable.

In August 2004, we amended a 12% $100,000 demand promissory note (i) to provide for a maturity date of December 31, 2004, (ii) to permit conversion of the note by the holder into 555,555 shares of common stock, and (iii) to permit us to pay interest in shares of registered common stock. As part of this transaction, we granted a warrant to purchase 555,555 shares of common stock for $0.23 expiring August 31, 2006.

Also in August 2004, the Company sold $1,250,000 principal amount of Secured Convertible Promissory Notes (“Notes”) and Warrants to purchase 3,125,000 shares of common stock at $0.20 per share (“Warrants”) to the following investors: Bridges & Pipes LLC, Bushido Capital Master Fund, L.P., DCOFI Master LDC, and William N. Weidman. The total offering price was $1,250,000. In connection with the financing, the Company paid a total of $125,000 in fees and $13,200 in expenses, including $110,000 in fees to Duncan Capital LLC (“Duncan”) but excluding fees of the Company's counsel. The Company also issued to Duncan warrants to purchase 625,000 shares of common stock at an exercise price of $0.20 in the form consistent with those of the Warrants sold to investors.  The Company granted to Duncan certain first refusal and other rights in respect of certain future transactions, and certain indemnification rights. The principal, interest and other amounts owing under the Notes are convertible into common stock at the option of the holders at $0.20 per share. The principal, interest and other amounts owing under the Notes are secured by a first lien on all of the Company’s assets, and automatically convert into common stock at $0.20 per share, subject to volume limitations set forth in the Notes, if the closing price of the common stock during a period designated in the Notes is not less than $0.30 per share and a registration statement is then in effect with respect to the sale of the shares of common stock issuable on conversion. The Warrants are exercisable at $0.20 per share and expire on September 1, 2009. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share and a registration statement is in effect with respect to the sale of the shares of common stock issuable on exercise. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price) after August 30, 2005 so long as no registration statement is in effect with respect to the sale of shares issuable on exercise. The Company agreed not to pay dividends or materially change its line of business so long as the Notes are outstanding.

During the nine month period ended September 30, 2004, we issued 267,735 shares of common stock in settlement of $55,256 of accounts payable; 12,046,143 shares of common stock upon exercise of warrants for cash proceeds of $1,465,702; 254,917 shares of common stock upon exercise of options for cash proceeds of $40,574; and 1,016,105 shares of common stock upon private placement for cash proceeds of $152,416. The Company also issued convertible notes for proceeds of $1,350,000  as described above.

Other than operating loan commitments and a commitment under existing leases for an aggregate of $387,000 through 2009, we have no material commitments, including capital commitments, outstanding at September 30, 2004.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. Our operations to date have been primarily financed by sales of our equity securities. As of September 30, 2004, we had working capital of $1,104,888.

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

RISK FACTORS

For information on risk factors refer to Unity Wireless Corporation’s SB-2/A registration statements filed October 27, 2004 and May 13, 2004 and the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

We, along with Sonic Systems Corporation and M&M Realty Incorporated, have been sued in the Supreme Court of British Columbia, Canada, by Integrated Global Financial Corporation.  The lawsuit was commenced on January 5, 2001.  Integrated Global alleges it has options to purchase 500,000 shares, with no expiry date, at an alleged exercise price of $1.00 per share, plus unspecified damages.  We dispute the allegations and are defending the claim.  A trial date has been set in September 2004.  Examinations for Discovery have been conducted.  The matter is at a very preliminary stage.  It is our view that the claim has little, if any, merit and we do not expect the proceeding to have any material adverse effect on us.  It is our position that these options have expired and we have not included such options in our outstanding options at September 30, 2004.

Subsequent to the quarter end, the above referenced lawsuit was dismissed by the Supreme Court of British Columbia, Canada.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2004, we issued 166,667 shares of common stock upon exercise of warrants for cash proceeds of $25,000 and 35,000 shares of common stock upon exercise of options for cash proceeds of $5,800. We also issued 154,330 shares of common stock upon settlement of $27,994 in accounts payable.

In August 2004, we amended a 12% $100,000 demand promissory note (i) to provide for a maturity date of December 31, 2004, (ii) to permit conversion of the note by the holder into 555,555 shares of common stock, and (iii) to permit us to pay interest in shares of registered common stock. As part of this transaction, we granted a warrant to purchase 555,555 shares of common stock for $0.23 expiring August 31, 2006.

Also, in August 2004, the Company sold $1,250,000 principal amount of Secured Convertible Promissory Notes (“Notes”) and Warrants to purchase 3,125,000 shares of common stock at $0.20 per share (“Warrants”) to the following investors: Bridges & Pipes LLC, Bushido Capital Master Fund, L.P., DCOFI Master LDC, and William N. Weidman. The total offering price was $1,250,000. In connection with the financing, the Company paid a total of $125,000 in fees and $13,200 in expenses, including $110,000 in fees to Duncan Capital LLC (“Duncan”) but excluding fees of the Company's counsel. The Company also issued to Duncan warrants to purchase 625,000 shares of common stock at an exercise price of $0.20 in the form consistent with those of the Warrants sold to investors.  The Company granted to Duncan certain first refusal and other rights in respect of certain future transactions, and certain indemnification rights. The principal, interest and other amounts owing under the Notes are convertible into common stock at the option of the holders at $0.20 per share. The principal, interest and other amounts owing under the Notes are secured by a first lien on all of the Company’s assets, and automatically convert into common stock at $0.20 per share, subject to volume limitations set forth in the Notes, if the closing price of the common stock during a period designated in the Notes is not less than $0.30 per share and a registration statement is then in effect with respect to the sale of the shares of common stock issuable on conversion. The Warrants are exercisable at $0.20 per share and expire on September 1, 2009. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share and a registration statement is in effect with respect to the sale of the shares of common stock issuable on exercise. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price) after August 30, 2005 so long as no registration statement is in effect with respect to the sale of shares issuable on exercise. The Company agreed not to pay dividends or materially change its line of business so long as the Notes are outstanding.

Subsequent to the end of the period ended September 30, 2004, the Company issued 2,250,001 shares of common stock upon exercise of warrants for cash proceeds of $241,667. We issued replacement warrants to these warrantholders to purchase 1,125,000 shares of common stock exercisable at $0.20 for a period of two years upon the exercise of their prior warrant. We also issued a warrant to purchase 150,000 shares of common stock exercisable at $0.20 for a period of five years to a consultant as part of their contract extension.

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

3.1*

Amended and Restated Certificate of Incorporation of Unity Wireless Corporation (1)

3.2*

Amended and Restated Bylaws of Unity Wireless Corporation (2)

3.3*

Certificate of Amendment dated August 5, 2004 to the Amended and Restated Certificate of Incorporation (2.5)

4.1*

Consulting agreement among Mueller & Company, Inc., Ideas, Inc., Mark Mueller, Aaron Fertig and Unity Wireless Corporation dated January 1, 2001 (3)

4.2*

Consulting agreement amendment among Mueller & company, Inc. and Unity Wireless Corporation dated November 15, 2001 (3)

4.3*

1999 Stock Option Plan, as amended (3)

4.4*

Recommended Stock Option Grant Policy for our company (3)

4.5*

Consulting agreement among Myer Bentob and Unity Wireless Corporation dated August 7, 2003 (12)

4.6*

Form of Secured Convertible Note issued by Unity Wireless Corporation and Unity Wireless Systems Corporation in the aggregate principle amount of $956,322.50 (8)

4.7*

Form of Addendum to Secured Convertible Note between Unity Wireless Corporation, Unity Wireless Systems Corporation and each of the following: (9)

S. Heiman
Casey J. O'Byrne Professional Corporation
Moshe Rosner
Jeffrey Rubin
William N. Weidman
Chancellor Apartments LLC
Gabrielle Chaput
Desmonde Farruga
Shalom Torah Centers
Sid M. Tarrabain Professional Corporation
Mokhlis Y. Zaki

4.8*

Form of warrants issued in June and July 2003 to holders of Secured Convertible Notes for an aggregate of 6,865,484 shares. (10)

4.9*

Form of subscription agreement for shares of common stock and warrants issued to Myer Bentob, in a private placement, for an aggregate of 833,333 shares and 416,667 warrants.(11)

4.10*

Form of warrants issued to Myer Bentob, in a private placement, for an aggregate of 416,667 shares. (11)

4.11*

Form of warrants issued to Michael Mulshine for an aggregate of 100,000 shares (12)

4.12*

Form of warrants issued to Michael Mulshine for an aggregate of 150,000 shares (12)

4.13*

Form of agreement with Beth Medrash Govoha of Lakewood to convert promissory note into 1,806,666 shares and 1,666,666 warrants (12)

4.14*

Form of warrants issued in January 2004 to previous holders of warrants issued in conjunction with Secured Convertible Notes for an aggregate of 6,032,150 shares (12)

4.15*

Form of warrants issued in April 2004 to previous holders of warrants issued (12)

4.16*

Form of Convertible Note and Purchase Agreement (13)

4.17*

Form of Secured Convertible Promissory Note issued in August 2004 (13)

4.18*

Form of Warrant issued in August 2004 (13)

4.19*

Form of Security Agreement issued in August 2004 (13)

4.20*

Financial Advisory /Investment Banking Agreement with Duncan Capital LLC, as amended (13)

4.21*

Form of Note and Form of warrants issued to Keren MYCB Elias Foundation in August 2004 (14)

4.22*

Form of warrants issued in October 2004 to previous holders of warrants (14)

4.23*

Form of warrants issued in October 2004 to Osprey Partners (14)

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

10.7*

General Security Agreement, dated for reference November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Systems Corporation and Jeffrey Rubin, as Agent. (8)

10.8*

General Security Agreement, dated for reference, November 20, 2002, between each of the Investors listed in Schedule 1 to the Agreement, Unity Wireless Corporation and Jeffrey Rubin, as Agent.

10.9*

License Agreement, dated April 23, 2002, between Unity Wireless Corporation and Paragon Communications. (8)

10.10*

Agreement, dated July 19, 2002, between Unity Wireless Corporation and Dekolink Wireless Ltd. (8)

10.11*

Manufacturing Agreement, dated July 10, 2002, between Unity Wireless Systems Corporation and Netro Corporation. (8)

10.12*

Strategic Supply Agreement, dated June 19, 2002, between Unity Wireless Systems Corporation and Avtec, AB. (8)

10.13*

Investor Relations Agreement, dated April 10, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

10.14*

Amendment to Investor Relations Agreement, dated September 20, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

*

Previously filed

(1)

Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on October 4, 2000.

(2)

Incorporated by reference to the company's Form SB-2 filed with the Securities and Exchange Commission on May 13, 2004.

(2.5)

Incorporated by reference to the company's Form 10-QSB filed with the Securities and Exchange Commission on August 6, 2004.

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

(13)

Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 7, 2004.

(14)

Incorporated by reference to our Form SB-2/A filed with the Securities and Exchange Commission on October 27, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
November 8, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 8, 2004

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

Date: November 8, 2004

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

Date: November 8, 2004

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Unity Wireless Corporation(the “Company”) on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) or 15() of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
November 8, 2004

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
November 8, 2004