Form 10KSB
period 2004-12-31
UNITY WIRELESS CORP
filed 2005-03-24
CIK 1100451

- # -

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2004

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

State Issuer's revenues for its most recent fiscal year:  $5,020,560

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

79,919,230 common shares at $0.26(1) = $20, 778,999

(1) Closing price on March 1, 2005

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

80,522,278 common shares issued and outstanding as of March 1, 2005

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

#

PART I

Item 1.  Description of Business

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

Business Development

Our company was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation.  During the period from December 1998 until June 2001 we were engaged in the traffic control business. In November 2000 we entered the business of designing, developing and manufacturing RF (Radio Frequency) power amplifiers for the wireless network infrastructure industry. During 2001, we focused on developing new products and expanding our marketing, sales and global distribution network.  In 2002, our business strategy evolved and focused on securing long-term supply agreements with strategic key customers. In 2003 and 2004, we continued to focus on securing development projects and supply agreements with key customers and developing new RF power amplifiers and related products.

Our Current Business

Principal Products

We make high power radio frequency amplifiers and related subsystems used in both mobile and fixed wireless networks. We have developed over 40 models of our products that are used in cellular, personal communication services (PCS), paging, wireless local loop (WLL) and third generation (3G) networks.  Almost all of our products are custom made or adapted to satisfy each customer's particular requirements covering a range of average output power levels (from 2 watts to 80 watts) and a number of different operating frequency bands.

Most of our products are high power amplifiers and related subsystems used in base transmitter stations (BTS or base stations), to amplify signals sent from the network to a terminal such as a cell phone. We also make products used in signal repeaters and tower-top antenna systems that are used to extend and enhance wireless network coverage.

Substantially all of our assets and principal business operations are located in British Columbia, Canada.  Revenues from operations were approximately $5,020,560 in the year ended December 31, 2004 and $2,375,000 in the year ended December 31, 2003.  A summary of sales by geographic region for the years ended December 31, 2004 and 2003 is as follows:

Place	2004 Sales	% of Total 2004 Sales	2003 Sales	% of Total 2003 Sales
Israel	$101,000	2.0%	$113,000	4.8%
Korea	-	-	$93,000	3.9%
Sweden	-	-	$164,000	6.9%
United States	1,981,000	39.5%	$1,263,000	53.2%
China	2,477,000	49.3%	$518,000	21.8%
Canada	462,000	9.2%	$217,000	9.1%
Other	-	-	$7,000	0.3%

Product Research and Development

We mainly work with our own proprietary technology and certain technology developers to increase the performance and efficiency of our amplifiers.  In November 2002, we entered into a licensing agreement with Paragon Communications, an Israeli company, for the development of a new generation of amplifiers.  We continue to research opportunities to partner with companies that have strategically beneficial and complementary technology that can be implemented into our product line and demonstrated to potential customers.

In the most recent two years, we have augmented our research and development capabilities by adding experienced hardware and software engineers to our product development team. We have devoted and will continue to devote a large portion of our research and development resources towards next generation products and developing products for customers who exhibit long-term revenue and growth potential.

During the years ended December 31, 2004 and 2003, we spent $1,230,409 and $891,830 respectively on research and development activities, including stock-based compensation expenses of $38,385 and $30,932 respectively.

Sales and Marketing of Our Products

Our principal customers are the original equipment manufacturers (“OEMs”) of repeaters and base stations.  The original equipment manufacturers sell their products, which include our radio frequency power amplifiers and subsystems, to the operators of wireless networks.

We sell our products through independent sales agents who are paid on commission basis and through sales individuals who are employed on a full time basis.  We will continue to develop this sales channel by focusing on identifying and engaging sales representatives who will sell our products in other markets.  Our sales to date have been by way of purchase orders that typically cover periods ranging from several months to one year.  We have no sales agreements that extend beyond one year.

A longer-term component of our marketing strategy includes the development of more integrated RF (‘”Radio Frequency”) front-end hardware and software subsystems thus providing a more “turn-key” and value-added product for certain customers.  Also, the Company is developing products that enhance the signal coverage of mobile and fixed wireless base stations resulting in improved network performance. These initiatives are intended to increase the available product offerings made to each customer.

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

T he process to assemble, test and tune many of our current products is labor intensive .  We assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Burnaby, British Columbia, for low volume production orders but, rely on contract manufacturers in Canada and China to facilitate the delivery of our high volume production orders ..

The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components.  We have, from time to time, experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Our arrangements with suppliers are on a short-term basis and to date we have not entered into any long-term arrangements .

Competition and Competitive Advantage

Within the market for RF power amplifiers, there are three dominant companies and a number of smaller ones.  The dominant companies are Powerwave, Remec and Andrew and collectively represent a significant proportion of sales in the RF power amplifier market.  These large companies are vertically integrated suppliers of RF power amplifiers, components, antenna systems primarily to customers  in the telecom and defense industry and supply the biggest OEM vendors in our industry. The smaller amplifier companies compete for the smaller customers and opportunities.

We compete with the dominant and smaller amplifier companies on the basis of price, technology, performance, quality, reliability, customer service and on-time delivery.  We believe our size, infrastructure and location allow us to provide our customers with timely responses to their individual requests.

Our competitive differentiation includes the following:

- focus on specific niche within the wireless network infrastructure – specialized product development skills and resources to produce products that meet or exceed customer performance and efficiency targets;

- partnerships with leading edge technology vendors – provides the ability to select from a broad range of technology the appropriate solution that best meets the customer’s requirements; and,

- low overhead / outsourced manufacturing model – allows for cost competitive product with minimum investment in manufacturing facilities and equipment.

Intellectual Property

We rely on a combination of trademarks and trade secrets to protect our intellectual property.  We execute confidentiality and non-disclosure agreements with our management and engineering employees and limit access to, and distribution of, our proprietary information.

Trade-Marks

We use the trade-mark "Unity Wireless," which is registered in Canada.  We intend to register the "Unity Wireless" trade-mark in the U.S. and other countries.

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

Significant Customers

We had sales of $5,020,560 for the year ended December 31, 2004.   Two customers accounted for 68.8% of sales with one representing 49.3% of sales and another representing 19.5% of sales. No other customer accounted for more tha n 10% of our sales.

Employees

We currently employ 47 people of which 40 are employed on a full-time basis.

Item 2.  Description of Property.

Our executive and head offices are located at 7438 Fraser Park Drive, Burnaby, British Columbia, V5J 5B9.  The offices are approximately 11,000 square feet in size and are leased on a six (6) year basis, expiring June 30, 2009, at a monthly rent of approximately $7,000 (CDN$8,500) excluding property taxes, maintenance and utilities.

We also have a customer support office in China located at M-9 Building, 6TH Floor, Maqueling Industry Zone, Nanshan District, Shenzhen, China.  We rent this office on a month-to-month basis for $500 plus operating expenses per month.

Item 3.  Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submissions of Matters to a Vote of Security Holders.

The Company held its Annual Meeting on June 30, 2004. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-Q/A filed August 16, 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In the United States, our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "UTYW."  Between February 6, 1999 and August 17, 2000, our common stock traded under the symbol "ZSON."  Before February 6, 1999, our common stock traded under the symbol "MMIM."  The following quotations obtained from Yahoo Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)			TSX Venture Exchange (2) (CDN$)
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2004	$0.25	$0.19	December 31, 2004	-	-
September 30, 2004	$0.26	$0.17	September 30, 2004	-	-
June 30, 2004	$0.40	$0.30	June 30, 2004	-	-
March 31, 2004	$0.54	$0.27	March 31, 2004	-	-
December 31, 2003	$0.30	$0.16	December 31, 2003	-	-
September 30, 2003	$0.23	$0.10	September 30, 2003	-	-
June 30, 2003	$0.14	$0.05	June 30, 2003	$0.17	$0.06
March 31, 2003	$0.19	$0.09	March 31, 2003	$0.26	$0.11

(1)

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)

Our common stock began trading on the TSX Venture Exchange (formerly the Canadian Venture Exchange) on December 24, 2001 and stopped trading on June 6, 2003 when the Corporation voluntarily de-listed from the exchange.

Our common shares are issued in registered form.  Computershare Trust Company of Canada, 4th Floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9 (Telephone: (604) 661-9400; Facsimile: (604) 661-9401) is the registrar and transfer agent for our common shares.

On March 1, 2005, the shareholders' list of our common shares showed 233 registered shareholders and 80,522,278 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  We are restricted from declaring dividends on our common shares , pursuant to a Convertible Note and Warrant Purchase Agreement (“Agreement”) dated August 31, 2004 and February 11, 2005 , for so long as any of these issued convertible notes remain outstanding.

Equity Compensation Plan Information

Our current stock option plan, entitled the 1999 Stock Option Plan, was adopted by our directors on December 6, 1999 and approved by our shareholders on July 5, 2000.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2004.

Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted-Average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
6,752,500	$0.26	9,290,289(1)

(1)

On July 5, 2000, our shareholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding.  As at December 31, 2004, the maximum number was 16,042,789.  For further information on our stock option plan, refer to footnote 10 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2004, we issued:

1.

2,250,000 shares of common stock upon exercise of warrants , issued in prior periods, for cash proceeds of $241,667;

2.

146,801 shares of common stock in lieu of $31,046 interest payable on the secured convertible notes issued in the prior period;

3.

23,293 shares of common stock upon settlement of $4,193 in trade accounts payable. We also issued 580,000 shares of common stock upon conversion of $114,400 in convertible notes issued in the prior period to certain investors.

4.

a total of 1,125,000 two-year warrants with an exercise price of $0.20 as follows:

a)

833,333 new warrants to holders who exercised 1,666,666 previous two-year warrants at their initial exercise price of $0.10 per share;

b)

166,667 new warrants to holders who exercised 333,334 two-year warrants at their initial exercise price of $0.15 per share; and

c)

125,000 new warrants to holders who exercised 250,000 two-year warrants at an exercise price that was reduced to $0.10 per share from their initial exercise price of $0.15 per share; and

5.

5-year warrants to purchase 150,000 shares of common stock at $0.20 to Osprey Partners in connection with the extension of a consulting agreement between us and Osprey Partners.

Subsequent to December 31, 2004 we issued:

1.

462,500 shares of common stock upon conversion of $89,500 in convertible notes held by certain investors;

2.

96,572 shares of common stock in lieu of $23,140 interest payable on the secured convertible notes issued in the period ended September 30, 2004;

3.

102,381 shares of common stock as $21,500 compensation to certain directors for board and committee meetings attendance in 2004; and

4.

secured convertible notes with a principal value of $1,500,000 and convertible into shares of common stock at a purchase price of $0.20 per share. In connection with issuance of these secured convertible notes, we issued to investors w arrants to purchase 4,500,000 shares of common stock at an exercise price of $0.20.

All of the investors were accredited investors and therefore we issued the shares and warrants relying on Rule 506 of Regulation D, Section 4(6) and/or Section 4(2) under the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Years Ended December 31, 2004 and 2003

Sales

Net sales in 2004 were $5,020,560, an increase of $2,645,432 or 111%, from net sales of $2,375,128 in 2003.  The increase was largely due to greater sales volume of developed products in 2004 over 2003. Revenues for 2003 were comprised mainly of revenue derived from the sale of engineering samples and prototypes.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during 2004 was 4,204,335, an increase of $2,194,691 or 109%, from $2,009,644 in 2003.  The increase of the Cost of goods sold for 2004 corresponds to the 2004 increase in Net Sales. Cost of goods sold includes stock-based compensation expenses of $18,835 in 2004 versus $682 in 2003.

The gross margin for the year ended December 31, 2004 of $816,225 or 16% of net sales represented a slight increase from a gross margin of $365,484 or 15% of net sales for the year ended December 31, 2003.   W e anticipate that we will increase our gross margin as sales volumes increase granting the Company addition al purchasing power and anticipated lower per unit costs associated with more standardized production of our products

Research and development expenses for the year ended December 31, 2004 were $1,230,409, an increase of $338,579 or 38%, from $891,830 for the year ended December 31, 2003. This increase primarily reflects the change in the number of engineering personnel on staff during the year in 2004 as a greater number of products were in development for new and existing customers than in the previous year. Research and development expenses include stock-based compensation expenses of $38,385 in 2004 versus $30,932 in 2003.

Sales and marketing expenses for the year ended December 31, 2004 were $559,185, a n increase of $257,963 or 86%, from $301,222 for the year ended December 31, 2003. The increase primarily reflects increased promotional activities, tradeshow activities and travel expenses to visit new customers and distributors.  Sales and marketing expenses include stock-based compensation expenses of $63,430 in 2004 versus $7,172 in 2003.

Depreciation and amortization expenses for the year ended December 31, 2004 were $72,596, an increase of $12,290 or 20% from $60,306 in 2003. The increase is primarily due to an increase in depreciable assets leased by the Company in 2004.

Exchange (gain) loss for 2004 was $182,550, an increase $157,398 or 626%, from $25,152 for the year ended 2003. The increase was solely due to the fluctuations in the currency exchange rate between the U.S. and Canada.  Our company's revenues are received in U.S. dollars, while a significant portion of expenses are incurred in Canadian dollars.

Interest expenses for 2004 were $79,705, a decrease of 31,332 or 28%, from $111,037 in 2003.  The decrease was the result of less interest bearing  loans and convertible debenture s, on average, being outstanding in 2004 compared to 2003.

General and administrative expenses for 2004 were $ 1,680,440, an increase of $589,477 or 54%, from $1,090,963 in 2003.  Net of stock-based compensation expenses, results were actually in-line with expenses in 2003. A net increase of $587,159 in stock-based compensation expenses was mostly due to changes in the Company’s accounting policy of stock-based compensation expenses effected in 2004. General and administrative expenses include stock-based compensation expenses of $685,552 in 2004 versus $98,393 in 2003.

Other Income and Expenses

Accretion of interest and debt settlement expenses for 2004 were $269,163, a decrease of $985,036 or 79% from $1,254,199 in 2003.  The decrease is the result of fewer promissory note or convertible debt settlement transactions in 2004.

Other earnings in 2004 were $14,133, a decrease of $92,704 or 87 % from $106,837 in 2003. The 2003 balance was the result of one-time transactions including the settlement with a leasing company resulting from the return of certain leased equipment and a gain on the sale of securities held by the Company that had been written off to a value of $nil in previous years.

Liquidity and Capital Resources

During 2004, our cash position increased due to financings completed in the year. The primary use of cash was for our continued operations, which also included non-cash charges in depreciation expense, stock-based compensation and accretion of interest on convertible loans. As a result of the increase in 2004 revenues and the financings completed throughout 2004, accounts receivable and inventory values increased by 308% and 132% respectively. Accounts payable and accrued liabilities also increased by 57% and partially offsets the gain in accounts receivable and inventory. We have on-going communications with our suppliers and are in various stages of discussion with them regarding extended payment terms for their respective outstanding December 31, 2004 accounts payable balances.

Since our inception, we have been dependent on investment capital as our primary source of liquidity.  We had an accumulated deficit at December 31, 2004 of $21,822,078. During 2004, we incurred a net loss, inclusive of stock-based compensation expense, of $3,318,998, (2003 - loss of $3,007,950).

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies.  Our operations to date have been primarily financed by sales of our equity securities. As of December 31, 2004, we had working capital of $111,9 51 ..  We do not expect positive cash flow from operations in the near term.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan.  Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments or to fund our obligations under our existing sales orders may require us to delay delivery of products, to default on one or more agreements, or to significantly reduce or eliminate sales and marketing, research and development or administrative functions.  The occurrence of any of these, or our inability to raise adequate capital, may have a material adverse effect on our business, financial condition and results of operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Other than commitments under existing premises leases for an aggregate of $385,000 through 2009 and capital leases of $312,546  through 2007, we have no material commitments outstanding at December 31, 2004.

We had no material investing activities in 2004.

Inflation/Seasonal Aspects

We do not believe that inflation, had a significant impact on our consolidated results of operations or financial condition.  There are no seasonal aspects material to the Company’s business.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”).  This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements.  The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  FAS No. 123R will be effective for the Corporation commencing July 1, 2005.  The Corporation does not expect the adoption of FAS No. 123R to have a material effect on its consolidated financial statements as the Corporation presently expenses stock-based compensation to employees by the fair value method.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled  “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”).  This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  FAS No. 151 requires that these items be recognized as current period charges.  The Corporation has adopted FAS No. 151, which had no effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interest in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on July 31, 2004.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting charge.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  The Corporation currently has no variable interest entities, hence there is no impact of FIN 46R on these consolidated financial statements.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 200 4 , the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment and goodwill's recoverable amounts.

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

The Independent Auditor's Report of KPMG, LLP. for the audited consolidated financial statements for the years ended December 31, 2004 and 2003.

Independent Auditor's Report of KPMG, LLP, dated March 2, 2005.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004 and 2003.

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Years ended December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders of
Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  As discussed in note 2 to the financial statements, the Corporation has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 3(p) to the Financial Statements, the Corporation changed its method of accounting for stock-based compensation.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

March 2, 2005

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$209,546	$58,057
Restricted cash	-	95,210
Accounts receivable (less allowance for doubtful accounts of nil (2003 - $11,503)	794,467	194,657
Inventory (note 4)	833,390	359,448
Prepaid expenses and deposits	50,618	50,134
	1,888,021	757,506

Equipment, net (note 5)	547,698	155,364
Patents	1,418	4,254
Goodwill	741,596	741,596

	$3,178,733	$1,658,720

Liabilities and Stockholders' Equity
Current liabilities:
Bank indebtedness	$-	$112,561
Accounts payable and accrued liabilities (note 6)	1,505,012	957,221
Capital Lease Obligations (note 7)	97,208
Loans payable (note 8)	47,583	25,119
Convertible Debenture (note 9(b))	85,600	-
Product warranty (note 14(b))	40,667	38,084
	1,776,070	1,132,985

Capital lease obligations (note 7)	215,338	-
Convertible debenture (note 9(a))	576,504	-
	2,567,912	1,132,985
Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 80,213,945 (2003 - 63,578,953) issued and outstanding	80,214	63,579
Additional paid-in capital	22,315,576	18,831,807
Accumulated deficit	(21,822,078)	(18,503,080)
Accumulated other comprehensive income:
Cumulative translation adjustments	37,109	133,429
	610,821	525,735

	$3,178,733	$1,658,720

Future operations (note 2)

Commitments (note 11)

Contingent liabilities (note 14)

Related party transactions (note 16)

Subsequent event (note 17)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Ilan Kenig	Director	/s/ Ken Maddison	Director

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

	2004	2003

Net sales	$5,020,560	$2,375,128
Cost of goods sold (includes stock-based compensation of $18,835 in 2004 and $682 in 2003 and excludes depreciation shown separately below)	4,204,335	2,009,644
	816,225	365,484

Expenses:
Research and development (includes stock-based compensation of $38,385 in 2004 and $30,392 in 2003	1,230,409	891,830
Government grant (note 14)	-	(254,438)
Royalty payments for government grant (note 14)	75,308	-
Sales and marketing (includes stock-based compensation of $63,430 in 2004 and $7,172 in 2003)	559,185	301,222
Depreciation and amortization	72,596	60,306
Exchange loss	182,550	25,152
Interest expense , excluding accretion of interest and debt settlement	79,705	111,037
General and administrative (includes stock-based compensation of $685,552 in 2004 and $98,393 in 2003)	1,680,440	1,090,963
	3,880,193	2,2 2 6,072

Operating loss for the year	(3,063,968)	(1,860,588)

Accretion of interest and debt settlement (notes 8 and 9)	(269,163)	(1,254,199)

Other earnings	14,133	106,837

Loss for the year	$(3,318,998)	$(3,007,950)

Comprehensive loss:
Loss for the year	$(3,318,998)	$(3,007,950)
Currency translation adjustment	(96,320)	16,602

Comprehensive loss	$(3,415,318))	$(2,991,348)

Basic and diluted loss per common share (note 10(a)):	$(0.04)	$(0.07)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Common Stock	Common stock issues and outstanding	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity

Balance December 31, 2002	35,016,894	$ 35,017	$ 15,811,919	$ (15,495,130)	$ 116,827	$ 468,633

Issued for cash on exercise of options and warrants	11,867,782	11,868	889,761	-	-	901,629
Issued pursuant to private placement	833,333	833	107,500	-	-	108,333
Issued on settlement of accounts payable	3,681,605	3,682	438,656	-	-	442,338
Issued on conversion of convertible debenture	10,372,673	10,373	614,141	-	-	624,514
Issued on conversion of promissory note (note 8)	1,806,666	1,806	873,525	-	-	875,331
Compensation expense of options and warrants	-	-	137,179	-	-	137,179
Share issue costs	-	-	(40,874)		-	(40,874)
Loss for the year	-	-	-	(3,007,950)	-	(3,007,950)
Currency translation adjustment	-	-	-	-	16,602	16,602
Comprehensive loss	-	-	-	-		(2,991,348)

Balance December 31, 2003	63,578,953	$ 63,579	$ 18,831,807	$ (18,503,080)	$ 133,429	$ 525,735

Issued on exercise of options and warrants	14,601,060	14,601	1,739,641	-	-	1,754,242
Issued pursuant to private placement	1,016,105	1,016	188,793	-	-	189,809
Issued on settlement of accounts payable	437,827	438	90, 057	-	-	90,495
Issued on conversion of convertible debenture (note 9)	580,000	580	113,820	-	-	114,400
Compensation expense of options and warrants	-	-	806,202	-	-	806,202
Beneficial conversion option on convertible debenture (note 9)	-	-	805,266			805,266
Share issue costs	-	-	(260,010)		-	(260,010)
Loss for the year	-	-	-	(3,318,998)	-	(3,318,998)
Currency translation adjustment	-	-	-	-	(96,320)	(96,320)
Comprehensive loss	-	-	-	-	-	(3,415,318)

Balance December 31, 2004	80,213,945	$ 80,214	$ 22,315,576	$ (21,822,078)	$ 37,109	$ 610,821

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

	2004	2003

Operations:
Loss for the year	$(3,318,998)	$(3,007,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write-down	55,762	382,030
Accretion of interest and debt settlement	269,163	1,254,199
Depreciation and amortization	72,596	60,306
Stock-based compensation	806,202	137,179
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	(554,242)	110,906
Inventory	(480,522)	(199,758)
Prepaid expenses	2,755	(3,056)
Accounts payable and accrued liabilities	546,726	(60,715)
	(2,600,559)	(1,326,859)

Investments:
Acquisition of equipment	(139,231)	(2,298)
Disposition of equipment	-	2,581
Restricted cash	96,057	9,968
	(43,174)	10,251

Financing:
Bank indebtedness	(113,563)	(8,618)
Loans payable	119,616	(95,913)
Capital lease obligation	(10,317)	-
Convertible debenture	1,250,000	-
Cash proceeds on issuance of common shares	1,906,659	1,009,962
Share issue costs	(260,010)	(1,880)
	2,892,385	903,551

Effect of foreign exchange rate changes on cash and cash equivalents	(97,163)	135,296

Increase (decrease) in cash and cash equivalents	151,489	(277,761)

Cash and cash equivalents, beginning of year	58,057	335,818

Cash and cash equivalents, end of year	$209,546	$58,057

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

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

2.

Future operations:

During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $3,318,998 (2003 - $3,007,950) and used cash in operations of $2,600,559 (2003 - $1,326,859).

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by long-term debt and equity transactions.  At December 31, 2004, the Corporation will require additional financing to continue to operate at current levels throughout 2005.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

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

(c)

Financial instruments:

(i)

Fair values:

At December 31, 2004, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable.  The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.  Based on borrowing rates currently available to the corporation, the carrying value of the obligations under capital lease approximate their fair values.

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”.  This statement requires the Corporation to recognize derivatives on its balance sheet at fair value.  The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value.  The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2004 or 2003 ..

(ii)

Concentrations of credit risk:

Financial instruments that potentially subject the Corporation to concentrations of credit risk are primarily accounts receivable.  The Corporation maintains a reserve for potential credit losses based on a risk assessment of its customers.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

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

Years ended December 31, 2004 and 2003

3.

Significant accounting policies (continued):

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

Years ended December 31, 2004 and 2003

3.

Significant accounting policies (continued):

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

3.

Significant accounting policies (continued):

 (n)

Product warranty:

A liability for estimated warranty expense is established by a charge against cost of goods sold at the time revenue is recognized as products are sold.  The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.  The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate (note 14(b)) ..

(o)

Research and development:

Research and development costs are expensed as incurred.

(p)

Stock option plan:

On January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee and non-employee stock-based compensation expense recognized in the year ended December 31, 2004 is the same as that which would have been recognized for the same period had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation, been applied from its original effective date.  Results for prior periods have not been restated.

Previously, the Corporation applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its employee plan stock option grants.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

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

2003

Loss for the year, as reported	$(3,007,950)

Employee stock-based compensation expense recognized	75,113

Less: Additional stock-based employee compensation expense determined under fair value based method for all awards	(405,013)

Pro forma loss	$(3,337,850)

Basic and diluted loss per common shares, net as reported	$(0.07)
Pro forma	(0.08)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

The fair value of each option granted in 2004 and 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  no dividend yield; volatility of 175% (2003 - 159%) based on weekly stock price; risk-free interest rate of 3.25% (2003 – 3.25%) and expected lives between one to five years.

The weighted-average fair value of options granted during 2004 and 2003 was $0.45 and $0.15 respectively.

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

Years ended December 31, 2004 and 2003

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

(s)

Comprehensive loss:

Comprehensive loss measures all changes in stockholders' equity from transactions and other events and circumstances from non-owner sources ..  For the periods presented, other comprehensive loss   comprises only foreign currency translation.

(t)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

 (u)

Related party transactions:

Related party transactions in the normal course of operations are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(v)

Recent pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”).  This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements.  The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.   Although, t he Corporation does not expect the adoption of FAS No. 123R to have a material effect on its consolidated financial statements as the Corporation presently expenses stock-based compensation to employees by the fair value method (note 3(p)) , it has not completed its analysis of the implications of this standard.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

3.

Significant accounting policies (continued):

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled  “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”).  This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  FAS No. 151 requires that these items be recognized as current period charges.  The Corporation has adopted FAS No. 151 in 2004 , which had no effect on the consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  The Company w as required to adopt FIN 46R in 2004.  As t he Corporation has no t identified any variable interests it has in variable interest entities, there wa s no impact of FIN 46R on these consolidated financial statements.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

4.

Inventory:

	2004	2003

Raw materials	$828,162	$345,172
Finished goods	5,228	14,276

	$833,390	$359,448

During the year, the Corporation recorded a write-down of inventory of $55,762 (2003 - $382,030).  The write-down of inventory was due to management’s assessment of the net realizable value of current inventory balances.  The write-down has been included in cost of goods sold.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

5.

Equipment:

Equipment consists of the following:

		2004		2003
	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$170,898	$121,634	$148,019	$101,653
Computer software	80,515	62,568	80,515	53,679
Furniture and fixtures	53,442	28,387	49,537	22,456
Leasehold improvements	48,606	28,593	31,926	18,719
Production and R&D equipment	518,034	82,615	99,405	57,531

	$871,495	$323,797	$409,402	$254,038

Net book value	$547,698		$155,364

6.

Accounts payable and accrued liabilities:

	2004	2003

Trade accounts payable	$1,167,551	$788,298
Accrued liabilities	337,461	168,923

	$1,505,012	$957,221

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

7.

Obligations under capital leases:

The corporation leases R&D and Production equipment under capital leases expiring at various dates to 2007.  As at December 31, 2004, future minimum lease payments under capital leases are as follows:

2004

2005	$123,804
2006	123,804
2007	113,487
361,095

Amount representing interest	48,549
312,546

Current portion	97,208

215,338

Interest rates on the capital leases average approximately 10%.  Interest expense for the year ended December 31, 2004 is $nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

8.

Loans payable:

	2004	2003

Promissory notes	$47,583	$25,119

As at December 31, 2004, the Corporation was indebted to a former director for an aggregate of $47,583 by way of a promissory note at an interest rate of nil. The promissory note is repayable on demand.

On November 11, 2003, the Corporation settled a promissory note of $100,000, plus accrued interest of $8,398, with the issuance of 1,806,666 common shares and 1,666,666 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share for $0.10 per share.  Based on the fair value of the shares and warrants issued on the debt settlement, a loss on settlement of debt of $766,933 was recognized.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

9.

Convertible debenture:

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

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before August 31, 2009, on which date the warrants will expire.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

9.

Convertible debenture (continued):

 (a)

Continued:

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which aggregated $705,266.  The intrinsic value of the beneficial conversion option is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the fair value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the notes and as additional paid-in capital.  The remaining balance of $544,734 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the notes over the period from August 31, 2004 to the initial maturity date of August 31, 2006 by the interest yield method ..

During the year ended December 31, 2004, accretion of $131,770 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the year, $100,000 of these debentures converted into 500,000 common shares.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

(b) During August 2004, the Corporation amended a note payable that was entered into during the first quarter of 2004 for gross cash proceeds of $100,000 and an annual interest rate of 12%.  As a result of the amendment, the note agreement allowed for the conversion of the notes into common stock of the Corporation and 555,555 share purchase warrants were issued based on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on August 5, 2004 and the notes are due on demand.  The notes are convertible at the option of the holder based on a conversion price of $0.18 per share of common stock.  Interest on these notes is payable quarterly.  At the option of the Corporation, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation’s common stock.

Each warrant entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.23 on or before August 31, 2006, on which date the warrants will expire.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

9.

Convertible debenture (continued):

 (b)

Continued:

For accounting purposes, the Corporation calculated the fair value of the warrants issued using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which aggregated to $99,999.  These assigned values were recorded by a reduction to the amount as initially assigned to the notes and as additional paid-in capital.  The intrinsic value of the beneficial conversion option is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the fair value of shares issuable based on the carrying value of the debenture after reducing such carrying value for the fair value of the warrants.  A nominal value of $1 was recorded as a current liability.   As the note was repayable on demand, and immediately convertible, t he carrying value of the liability was fully accreted to the redemption value of the notes on issuance in 2004.

During the period ended December 31, 2004, accretion of $ 99,999 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the year, $14,400 of this note converted into 80,000 common shares.

(c)

During November and December 2002, the Corporation realized gross cash proceeds of $605,435, from the issuance of 10% redeemable convertible notes of the Corporation plus 6,375,483 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debenture was convertible at the option of the holder.  The agreements were signed on November 20, 2002 and December 20, 2002 and the notes were to mature on March 15, 2004.  Interest on these debentures was payable when the debentures were fully converted or redeemed.  At the option of the Corporation, the Corporation may make quarterly interest payments and redeem the notes in cash or in shares of the Corporation’s common stock.  The conversion price of the debentures was $0.09 per share and, was subsequently repriced to $0.06 during 2003.

Each warrant entitled the holder to purchase one of the Corporation’s common shares and was exercisable at a price of $0.09 on or before March 15, 2004, on which date the warrants will expire.  These warrants were subsequently repriced to $0.05 during 2003.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

During the year ended December 31, 2003, accretion of $487,266 was recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.

Also during the year ended December 31, 2003, all of the debentures were converted into 10,372,673 common shares.  On conversion of these debentures, the carrying value of the liability was reclassified to common stock and additional paid-in capital.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

10.

Common stock:

 Authorized share capital:

150,000,000 common stock at par value of $0.001 per share

5,000,000 preferred stock at par value of $0.001 per share

(a)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2004	2003

Numerator:
Loss for the period	$(3,318,998)	$(3,007,950)

Denominator:
Weighted average number of:
Common shares outstanding	75,144,825	42,650,874

Basic and diluted loss per common share	$(0.04)	$(0.07)

For the years ended December 31, 2004 and 2003, all of the Corporation’s common shares issuable upon the exercise of stock options, warrants and convertible debentures were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

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

On January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure , using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee stock-based compensation expense recognized in the year ended December 31, 2004 is the same as that which would have been recognized for the same period had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation , been applied from its original effective date.  Results for prior periods have not been restated.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

10.

Common stock (continued):

(b)

Stock option plan:

The Corporation grants options to non-employees.  For these non-employee options, compensation expense is recognized using the fair value-based method of accounting per SFAS No. 123.  The fair value of non-employee grants in 2004 and 2003 was calculated using the Block-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 175% (2003 – 159%) based on weekly stock price; risk-free interest rate of 3.25% (2003 – 3.25%) and expected lives between 1 to 5 years.

Included in expenses for 2004 is total stock-based compensation of $806,202 (2003 - $137,179).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2002	3,292,638	5,111,417	$ 0.20

Options granted	(1,865,000)	1,865,000	0.15
	1,777,334	(1,777,334)	0.20
Options expired	-	(73,000)	0.16
Increase in reserved for issuance	4,384,735	-	-

Balance, December 31, 2003	7,589,707	5,126,083	0.19

Options granted	(2,560,000)	2,560,000	0.41
Options expired	628,666	(628,666)	0.32
Options exercised	-	(304,917)	0.15
Increase in reserved for issuance	3,631,916	-	-

Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

10.

Common stock (continued):

  (b)

Stock option plan (continued):

The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at December 31, 2004	Weighted average exercise price

$0.11 - 0.19	4,070,833	3.10	$0.16	2,894,166	$0.16
$0.23 - 0.29	230,000	3.29	$0.26	131,250	$0.26
$0.30 - 0.38	1,935,000	2.20	$0.35	1,321,250	$0.35
$0.70	516,667	4.50	$0.70	100,000	$0.70

	6,752,500	2.96	$0.26	4,446,666	$0.23

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

( c )

Warrants:

The following non-transferable share purchase warrants were outstanding at December 31, 2004:

Expiry date	Exercise price per share	Number of shares

August 7, 2005	$0.26	416,667
December 31, 2005	$0.30	508,053
January 15, 2006	$0.15	278,433
March 31, 2006	$0.50	2,585,192
August 31, 2006	$0.23	555,555
October 13, 2006	$0.20	1,125,000
October 1, 2007	$0.20	100,000
October 1, 2008	$0.25	150,000
August 31, 2009	$0.20	3,750,000
October 13, 2009	$0.20	150,000

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

11.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2005	$84,000
2006	86,000
2007	86,000
2008	86,000
2009	43,000

$385,000

In 2004, rent expense was $77,231 (2003 - $119,132).

12.

Income taxes:

At December 31, 2004, the Corporation has US tax net operating loss carryforwards approximating $2,586,000 which will begin to expire in 2019.

The Corporation has Canadian tax net operating losses of approximately $12,315,000 which expire as follows:

2005	$192,000
2006	1,600,000
2007	3,341,000
2008	1,247,000
2009	2,896,000
2010	1,233,000
2011	1,806,000

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

12.

Income taxes (continued):

Significant components of the Corporation’s deferred tax assets as of December 31 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$5,262,696	$4,587,973
Depreciation/amortization	256,113	337,944
Other	483,264	338,439

Total deferred tax assets	6,002,073	5,264,356
Valuation allowance	(6,002,073)	(5,264,356)

Net deferred taxes	$-	$-

13.

Segmented information:

(a)

Segment information:

During 2004 and 2003, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2004	2003

Korea	$-	$93
China	2,477	518
Sweden	-	164
United States	1,981	1,263
Israel	101	113
Canada	462	217
Other	-	7

Total sales	$5,021	$2,375

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

13.

Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2004	2003

Customer A	$2,477	$452
Customer B	416	1,022
Customer C	977	58

14.

Contingent liabilities:

 (a)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid between 5 % to 6 % of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to December 31, 2004.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation is eligible to receive conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  During 2003 , the Corporation claimed gross proceeds of $90,982 (CDN$132,295), which have been recorded in the consolidated statement of operations as government grant income ,  a reduction of expenses incurred.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis. For the year ended December 31, 2004, the Corporation recorded $75,308 (CDN$98,006) as royalties and nil in 2003.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2004 and $163,456 (CDN$233,333), in 2003, which have been recorded as government grant income , a reduction of expenses incurred ..  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid.  As at December 31, 2004, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

14.

Contingent liabilities (continued):

(c)

Product warranty:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

	2004	2003

Balance, beginning of year	$38,084	$31,720
Provision increase	41,775	21,316
Expenditures	(39,192)	(14,952)

Balance, end of year	$40,667	$38,084

15.

Supplementary information:

(a)

Cash flow information:

	2004	2003

Cash paid for:
Interest	$20,690	$12,156
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	90,495	442,338
Issuance of common shares on conversion of convertible debenture (note 9)	114,400	624,514
Issuance of common shares and warrants on settlement of promissory note (note 8 )	-	108,398
Warrants issued as financing cost on private placement	-	(38,994)
Purchase of equipment funded by obligation under capital lease	322,862	-
Amendment of note payable to convertible note payable (note 9(b))	99,999	-

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2004 and 2003

15.

Supplementary information (continued):

(b)

Allowance for doubtful accounts:

	2004	2003

Balance, beginning of year	$11,503	$33,059

Recoveries and other adjustments	(11,503)	(21,556)

Balance, end of year	$-	$11,503

16.

Related party transactions:

(i)

During the year ended December 31, 2004, the Corporation incurred professional fees of $ 8,974       (2003 - $ 7,361 ) from a company owned by a director of the Corporation.  These amounts are included in general and administrative expenses;

(ii)

During the year ended December 31, 2004, the Corporation incurred consulting fees of $ 32,275            (2003 - $ 26,096 ) from a company owned by a former director of the Corporation.  These amounts are included in general and administrative expenses.

17.

Subsequent event:

Subsequent to December 31, 2004, the Corporation realized gross cash proceeds of $1,500,000 from the issuance of 8% redeemable convertible notes of the Corporation plus 4,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 11, 2005 and the notes are to mature on February 11, 2007.  The notes are convertible at the option of the holder or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the notes is $0.20 per share of common stock.  Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before February 11, 2010, on which date the warrants will expire.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A:  Controls and Procedures:

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ilan Kenig	President, Chief Executive Officer and Director	44	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Andrew James Chamberlain	Corporate Secretary, Director	43	October 28, 2002
Dallas Pretty	Chief Financial Officer	35	April 1, 2004
Ken Maddison	Director	64	October 29, 1998
Victor Halpert	Director	45	October, 12, 2004
Doron Nevo	Director	49	July 11, 2002

Ilan Kenig - President, Chief Executive Officer and Director

Mr. Kenig has over 18 years of legal, venture capital and investment banking experience with specific emphasis in the technology and telecommunications arena.  Mr. Kenig, with his experience in international business activities, corporate mergers and acquisitions, joined the company as Vice President of Business Development in December 2001 before assuming the position of President in April 2002.  Prior to pursuing international finance activities in New York, Mr. Kenig was a founder of a law firm in Tel-Aviv representing mostly technology and telecommunications interests.  Mr. Kenig holds a law degree from Bar-Ilan University.  Mr. Kenig also serves on the board of Euroweb International Corp, a NASDAQ listed technology company.

Dallas Pretty – Chief Financial Officer

Mr. Pretty is a Chartered Accountant with over 10 years of experience in both public and private companies and brings a strong understanding of strategic business development, public and private financing, internal and external financial reporting, human resources, and facilities management. Since earning his CA designation at international accounting firm KPMG, he has worked in senior management roles with local British Columbia technology companies.

Ken Maddison - Director

Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of British Columbia in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG between 1977 and 1997.  In public practice for over 30 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the private and public sectors.  Since September 1997, Mr. Maddison has been self-employed as a consultant providing various financial advisory services.  Mr. Maddison currently serves as CFO and director of three public companies: International Wayside Gold Mines Ltd., Island Mountain Gold Mines Ltd., and Golden Cariboo Resources Ltd.  He is also a director and audit committee chairman for Northern Continental Resources Inc, Northern Hemisphere Development Inc, Datec Group Ltd. (formerly Brocker Technology Group Ltd), and Helijet International.

Andrew James Chamberlain – Director, Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison since 1997 ..  Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school.  Mr. Chamberlain is a director and corporate secretary of Datec Group Ltd.(formerly Brocker Technology Group Ltd.), a company listed on the TSX Venture Exchange, and a director of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

Victor Halpert - Director

Victor Halpert brings nearly 15 years of financial and accounting experience to the Company’s board of directors. From June, 1999 until January 2003, h e has served as an equity research analyst with Salomon Smith Barney, Robertson Stephens, Salomon Brothers and Israel Equity Research & Management Ltd. and previously as an accountant with Arthur Anderson LLC. As a highly regarded equity research analyst, Mr. Halpert primarily covered Israeli technology and telecommunications companies. Since leaving his position as Director - Equity Research, Israel Technology Analyst for Salomon Smith Barney in New York , Mr. Halpert has been managing a small hedge fund that specializes in global growth companies. He holds a Master of Business Administration degree from the University of Chicago and a Master of Science in Accounting degree from the University of Illinois at Chicago.

Doron Nevo - Director

Mr. Nevo brings more than 20 years of business experience in high technology and telecommunications companies to the Company’s board of directors.  Currently, Mr. Nevo is President and CEO of KiloLambda Technologies, Ltd. an optical subsystems company he founded in early 2001.  From July 1999 to January 2001, Mr. Nevo was the President and CEO of D.FourD., Ltd., a venture capital investment company.  From March 1996 to June 1999, Mr. Nevo was President and CEO of NKO, Inc. a company he founded that designed and developed a carrier grade IP Telephony system platform and established its own IP network.  From February 1992 to February 1996, Mr. Nevo was also President and CEO of Clalcom Ltd., an international telecommunications service provider in Israel which he founded in 1992.  Prior to Clalcom, he held various positions with Sprint International Inc.  He also serves on the board of a number of companies including Audiocodes, Ltd. (a telecommunication technology company), Elcom Technologies (a manufacturer of Satcom and Digital Radio synthesizers), and Notox, Ltd. (a biotech company ) ..  Mr. Nevo received a B.Sc. in Electrical Engineering from the Technion and an M.Sc. in Telecommunications Management from Brooklyn Polytechnic.

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

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Ken Maddison and Victor Halpert and there is one vacancy    The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Ken Maddison.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2004, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, other than identified below,  filed all required reports on a timely basis.

The following officers, directors and greater than ten-percent beneficial owners were late in complying with Section 16(a) filing requirements: Dallas Pretty, Victor Halpert and William N. Weidman. Dallas Pretty and Victor
Halpert were late in filing Form 3 Initial Statement of Beneficial Ownership of Securities. William N. Weidman was late in filing Form 4 Statement of Changes in Beneficial Ownership of Securities on one occasion that was not an open market purchase or sale.

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2004 to the Company's Chief Executive Officer. No other executive officer received an aggregate annual salary and bonus that exceeded $100,000

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Ilan Kenig Chief Executive Officer (2)	2004 2003 2002	$84,530(2) $72,000(2) $74,943(2)	Nil Nil Nil	Nil Nil Nil	350,000(2) 800,000(2) 575,000(2)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)  Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.  Mr. Kenig was appointed as VP Business Development in November, 2001.  Our company did not have a Chief Executive Officer between April 1, 2002 and October 30, 2002.  Compensation in 2004 consisted of $84,530 for serving a full year as our Chief Executive Officer and President.  Compensation in 2003 consisted of $72,000 for serving a full year as our Chief Executive Officer and President.  Compensation in 2002 consisted of $35,943 for serving as our Chief Executive Officer and permanent President and $39,000 for serving as our VP Business Development and interim President.  Compensation in 2001 consisted of $6,500 for serving as our VP Business Development.  On March 22, 2004, Mr. Kenig received options to acquire 100,0 0 0 shares of common stock and on April 2, 2004 Mr. Kenig received options to acquire a further 250,000 shares of common stock. On September 15, 2003 Mr. Kenig received 800,000 options as partial compensation for serving as our Chief Executive Officer and President.   Mr. Kenig received 75,000 options on August 23, 2002 for serving as a director of our company and 500,000 options on September 27, 2002 as partial compensation for serving as our Chief Executive Officer.  On December 11, 2001, Mr. Kenig received 100,000 options for serving as our VP Business Development.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2004.  We have never issued stock appreciation rights.  We grant options that generally vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant.  The term of each option granted is generally five years from the date of grant.  Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer(2)	100,000(3) 250,000	13.7%	$0.70 $0.35	March 22, 2009 April 2, 2005

(1)  The denominator (2,560,000) is the total numbers of options awarded during the year.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.

(3) Ilan Kenig received 100,000 options on March 22, 2004 exercisable at $0.70 per share and vest over three years. Ilan Kenig also received 250,000 options on April 2, 2004 exercisable at $0.35 per share, vesting immediately.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 200 4 ..  The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($0.21 per share) and the exercise price of the individual's options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Ilan Kenig(2)	Nil	Nil	1,522,917	302,083	$75,000	$12,000

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 30, 2004 ($0.21 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and any of our Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by any Named Executive Officers of our company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors receive $1,000 per board meeting and $500 per committee meeting.  Directors are entitled to reimbursement of expenses incurred in attending meetings.  In addition, our directors are entitled to participate in our stock option plan.   M embers of our board of directors receive initial grants of options upon appointment as follows:

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

During the year ended December 31, 1998, we established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance.  This plan was replaced when, on December 6, 1999, we adopted a new stock option plan (the 1999 Stock Option Plan) pursuant to which 5,000,000 common shares were reserved for issuance.  On July 5, 2000, the stockholders approved this plan including a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan.  As of December 31, 2004, this maximum number was 16,042,789.  All outstanding options will be subject to the provisions of the new plan.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of our company or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying common shares at each reporting period.

Stock options become exercisable at dates determined by our board of directors at the time of granting the option and generally have initial terms of five years.

The fair value of each option granted in the years ended December 31, 2004 and 2003 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 175% (2003 - 159%) based on weekly stock price; risk-free interest rate of 3.25% (2003 - 3.25%) and expected li ves between one to five years.  The weighted-average fair value of options granted during the years ended December 31, 2004 and 2003 was $0.45 and $0.15 respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 1, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ilan Kenig 1099 Marinaside Crescent, Suite 802 Vancouver, BC V6Z 2Z3	2,047,750 (2)	2. 49%
Dallas Pretty 462 E17th Vancouver, BC V5V 1B1	166,667 (3)	Nil*
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	204,285 (4)	Nil*
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	263,452 (5)	Nil*
Victor Halpert 79 Madison Avenue, 6TH Floor New York, NY 10016	24,643 (6)	Nil*
Andrew Chamberlain 9222 - 183B Street Edmonton, AB T5J 3Z7	95,833 (7)	Nil*
William Weidman 136 Shorewood Drive Great Neck, NY 11021	20,525,718 (8)	2 4 ..4 4%
Directors and Executive Officers as a Group	2,802,630(9)	3. 39%

Nil* - less than 1%

(1)

Based on 80,522,278 shares of common stock issued and outstanding as of March 1, 2005.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes options to acquire an aggregate of 1,652,083 shares of common stock exercisable within sixty days.

(3)

Includes options to acquire an aggregate of 166,667 shares of common stock exercisable within sixty days.

(4)

Includes options to acquire an aggregate of 106,666 shares of common stock exercisable within sixty days.

(5)

Includes options to acquire an aggregate of 165,833 shares of common stock exercisable within sixty days.

(6)

Includes options to acquire an aggregate of 12,500 shares of common stock exercisable within sixty days.

(7)

Includes options to acquire an aggregate of 95,833 shares of common stock exercisable within sixty days.

(8)

Includes warrants to acquire an aggregate of 2,210,300 shares of common stock exercisable within sixty days and 1,250,000 shares of common stock underlying a secured convertible note.

 (9)

Includes options to acquire an aggregate of 2,199,582 shares of common stock exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

In August 2003 we entered into a consulting agreement with Myer Bentob. Under the agreement, Mr. Bentob agreed, among other things, to assist the Company’s sales and marketing efforts. The Company agreed to nominate him to be a director and Executive Vice Chairman, and to pay a fee to an entity controlled by Mr. Bentob equal to CDN $84,000 per year, plus commission at a maximum rate of 1.8% of amounts collected by the Company from specified clients. The agreement also contains a non-compete provision that continues for six months after termination, and confidentiality requirements. This agreement was terminated January 14, 2005 upon Mr. Bentob’s resignation as a director and Executive Chairman of the Company.

In August 2003, the Company in a private placement issued to Mr. Bentob 833,333 shares of common stock for US $108,333, together with warrants to purchase 416,667 shares at US $0.26 per share. In March 2004, Mr. Bentob further subscribed for 1,016,105 shares of common stock for US$152,415.75 together with warrants to purchase 508,053 shares at US$0.30.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number

Description

1.

Financial Statements. See Item 7. Index to Financial Statements.

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

4.16*

Form of Convertible Note and Purchase Agreement (13)

4.17*

Form of Secured Convertible Promissory Note (13)

4.18*

Form of Warrant (13)

4.19*

Form of Security Agreement (13)

4.20*

Financial Advisory /Investment Banking Agreement with Duncan Capital LLC, as amended (13)

4.21*

Form of Note and Form of warrant issued to Keren MYCB Elias Foundation in August 2004 (14)

4.22*

Form of warrants issued in October 2004 to previous holders of warrants (14)

4.23*

Form of warrants issued in October 2004 to Osprey Partners (14)

4.24*

Form of Convertible Note and Purchase Agreement (15)

4.25*

Form of Secured Convertible Promissory Note (15)

4.26*

Form of Warrant (15)

4.27*

Form of Security Agreement (15)

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

14* Code of Ethics.(12)

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

23.1**

Consent of KPMG LLP

31.1 ** Certification of Ilan Kenig pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 .

31.2 ** Certification of Dallas Pretty pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 .

32 .1** Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(14)

Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on October 27, 2004.

(15)

Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

 (b) Reports on form 8-k

The Company filed a current report on Form 8-K October 12, 2004, Item 5.02, with respect to change of directors.

The Company filed a current report on Form 8-K November 10, 2004, Item 2.02, with respect to results for the third quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The audit fees for 2004 and 2003 were Cdn $ 94,160 and Cdn $ 81,991 , respectively.  All services provided by independent accountants were approved by the audit committee

 Tax Fees.

Tax fees consisted of consulting and preparation of tax returns. The fees were Cdn $ 12,003 and Cdn $ 6000 in 2004 and 2003, respectively.

All Other Fees

The fees for 2004 and 2003 were Cdn $ 29,748 and Cdn $5, 00 0, respectively and related to reviews of the Corporations SB-2 filings and other advisory services related to the Sarbanes Oxley requirements.

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
(Principal Executive Officer)
March 23 , 2005

/s/ Dallas Pretty
By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 23 , 2005

/s/ Ken Maddison

Ken Maddison, Director
March 23 , 2005

/s/ Doron Nevo

Doron Nevo, Director
March 23 , 2005

/s/ Victor Halpert

Victor Halpert, Director
March 23 , 2005

/s/ Andrew Chamberlain

Andrew Chamberlain, Corporate Secretary and Director
March 23 , 2005