Form 10QSB
period 2005-03-31
UNITY WIRELESS CORP
filed 2005-05-13
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding at April 29, 2005: 83,723,037

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

83,723,037 common shares outstanding as of April 29, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31, 2005	December 31, 2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$772,949	$209,546
Accounts receivable (less allowance for doubtful accounts of $nil (December 31, 2004 - $nil))	1,889,866	794,467
Inventory (note 3)	895,185	833,390
Prepaid expenses and deposits	59,714	50,618
	3,617,714	1,888,021

Equipment, net	869,610	547,698
Patents	709	1,418
Goodwill	741,596	741,596

	$5,229,629	$3,178,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,307,060	$1,505,012
Obligations under capital leases (note 5)	190,392	97,208
Loans payable (note 6)	47,583	47,583
Convertible debenture	49,600	85,600
Product warranty (note 11(b))	41,336	40,667
	2,635,971	1,776,070

Obligations under capital lease (note 5)	395,054	215,338
Convertible debenture (note 7)	631,351	576,504
	3,662,376	2,567,912

Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 81,937,938 (2004 – 80,213,945) issued and outstanding	81,937	80,214
Additional paid-in capital	24,554,393	22,315,576
Accumulated deficit	(23,000,253)	(21,822,078)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	37,109
	1,567,253	610,821

	$5,229,629	$3,178,733

Commitments (note 10)

Contingent liabilities (note 11)

Subsequent event (note 13)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)

Net sales	$1,967,570	$760,382
Cost of goods sold (includes stock-based compensation of $3,226 in 2005 and $919 in 2004 and excludes depreciation and amortization shown separately below)	1,622,683	493,342
	344,887	267,040

Expenses:
Research and development (includes stock-based compensation expense of $20,325 in 2005 and $6,804 in 2004)	718,252	252,373
Government grant (note 11(a))	29,514	11,406
Sales and marketing (includes stock-based compensation expense(recovery) of ($55,068) in 2005 and $25,584 in 2004	74,291	134,407
Depreciation and amortization	40,066	12,346
Exchange (gain) loss	(24,944)	14,333
Interest expense, excluding accretion of interest	54,766	11,178
General and administrative (includes stock-based compensation expense of $248,749 in 2005 and $260,716 in 2004)	490,037	470,639
	1,381,982	906,682

Operating loss for the period	(1,037,095)	(639,642)

Accretion of interest	(141,080)	(37,393)

Other income	-	14,133

Loss for the period	$(1,178,175)	$(662,902)

Deficit, beginning of period	(21,822,078)	(18,503,080)

Deficit, end of period	$(23,000,253)	$(19,165,982)

Basic and diluted loss per common share (note 8(b)):	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)

Operations:
Loss for the period	$(1,178,175)	$(662,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest	141,080	37,393
Depreciation and amortization	40,066	12,346
Stock-based compensation	217,232	294,023
Changes in non-cash working capital relating to operations:
Accounts receivable	(1,066,980)	(412,806)
Inventory	(47,403)	(368,041)
Prepaid expenses and deposits	(8,146)	2,476
Accounts payable and accrued liabilities	821,222	213,208
	(1,081,104)	(884,303)

Investments:
Acquisition of equipment	(46,904)	(18,443)
Restricted cash	-	(2,919)
	(46,904)	(21,362)

Financing:
Bank indebtedness	-	(14,650)
Loans payable	-	141,290
Capital lease obligation	(41,465)	-
Convertible debentures (note 7)	2,000,000	-
Cash proceeds on issuance of common shares	79,667	767,573
Share issue costs	(233,548)	(48,258)
	1,804,654	845,995

Effect of foreign exchange rate changes on cash and cash equivalents	(113,243)	9,241

Increase (decrease) in cash and cash equivalents	563,403	(50,469)

Cash and cash equivalents, beginning of period	209,546	58,057

Cash and cash equivalents, end of period	$772,949	$7,588

Supplementary information (note 12)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2004.  Except as indicated in note 2(a), the accounting policies applied in the preparation of these interim consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At March 31, 2005, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2004.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

2.

Significant accounting policies (continued):

(a)

Recent accounting pronoucements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123R entitled “Share-Based Payment” (“FAS No. 123R”).  This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for the Company as of the beginning of its annual reporting period that begins January 1, 2006.  Although the Corporation does not expect the adoption of FAS No. 123R to have a material effect on its consolidated financial statements as the Corporation presently expenses stock-based compensation to employees by the fair value method, it has not completed its analysis of the implications of this standard.

 (b)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

3.

Inventory:

	March 31, 2005	December 31, 2004
	(Unaudited)

Raw materials	$626,434	$828,162
Finished goods	268,751	5,228

	$895,185	$833,390

4.

Accounts payable and accrued liabilities:

	March 31, 2005	December 31, 2004
	(Unaudited)

Trade accounts payable	$1,830,128	$1,167,551
Accrued liabilities	476,932	337,461

	$2,307,060	$1,505,012

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

5.

Obligations under capital leases:

The corporation leases R&D and Production equipment under capital leases expiring at various dates to 2008.  As at March 31, 2005, future minimum lease payments under capital leases are as follows:

2005	$189,630
2006	252,840
2007	242,523
2008	10,753
695,746

Amount representing interest	110,300
585,446

Current portion	190,392

$395,054

Interest rates on the capital leases average approximately 12%.  Interest expense for the period ended March 31, 2005 is $14,638.

6.

Loans payable:

	March 31, 2005	December 31, 2004
	(Unaudited)

Promissory notes	$47,583	$47,583

As at March 31, 2005, the Corporation was indebted to a former director for an aggregate of $47,583 by way of a promissory note at an interest rate of nil. The promissory note is repayable on demand.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

7.

Convertible debentures:

(a)

During February 2005, the Corporation received gross cash proceeds of $1,500,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 4,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 11, 2005 and the debentures mature on February 11, 2007.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the debentures is $0.20 per share of common stock.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before February 11, 2010, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which in aggregate totalled $1,452,175, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $47,825 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from February 11, 2005 to the initial maturity date of February 11, 2007.

During the period ended March 31, 2005, accretion of $10,751 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

7.

Convertible debentures (continued):

 (b)

During March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 1,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on March 24, 2005 and the debentures mature on March 24, 2007.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the debentures is $0.20 per share of common stock.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before March 24, 2010, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which in aggregate totalled $484,058, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $15,942 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from March 24, 2005 to the initial maturity date of March 24, 2007.

During the period ended March 31, 2005, accretion of $660 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

7.

Convertible debentures (continued):

(c)

During August 2004, the Corporation received gross cash proceeds of $1,250,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 3,750,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on August 31, 2004 and the debentures mature on August 31, 2006.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the debentures is $0.20 per share of common stock.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before August 31, 2009, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which in aggregate totaled $705,266, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $544,734 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from August 31, 2004 to the initial maturity date of August 31, 2006.

During the period ended March 31, 2005, accretion of $129,669 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $150,000 of these debentures converted into 750,000 common shares.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

8.

Common stock:

 (a)

Issued and outstanding

During the three month period ended March 31, 2005, the Corporation issued 240,660 common shares in settlement of $54,957 of accounts payable, 500,000 common shares upon exercise of warrants for cash proceeds of $75,000, 33,333 common shares upon exercise of options for cash proceeds of $4,667, and 950,000 common shares upon conversion of convertible debentures of $186,000.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2004	2003

Numerator:
Loss for the period	$(1,178,175)	$(662,902)

Denominator:
Weighted average number of:
Common shares outstanding	80,398,552	67,881,909

Basic and diluted loss per common share	$(0.01)	$(0.01)

For the three month period ended March 31, 2005 and 2004, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

8.

Common stock (continued):

(c)

Stock option plan:

The Corporation grants options to non-employees.  For these non-employee options, compensation expense is recognized using the fair value-based method of accounting per SFAS No. 123.  The fair value of non-employee grants in 2005 and 2004 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 154% (2004 – 175%) based on weekly stock price; risk-free interest rate of 3.25% (2004 – 3.25%) and expected lives between 1 to 5 years.

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26
Options granted	(1,995,000)	1,995,000	0.27
Options expired	204,167	(204,167)	0.38
Options exercised	-	(33,333)	0.14
Increase in reserved for issuance	378,132	-	-

Balance, March 31, 2005	7,877,588	8,510,000	$ 0.26

(d)

Warrants:

The following non-transferable share purchase warrants were outstanding at March 31, 2005:

Expiry date	Exercise price per share	Number of shares

August 7, 2005	$0.26	416,667
December 31, 2005	$0.30	508,053
January 15, 2006	$0.15	278,433
March 31, 2006	$0.50	2,585,192
August 31, 2006	$0.23	555,555
October 13, 2006	$0.20	1,125,000
October 1, 2007	$0.20	100,000
October 1, 2008	$0.25	150,000
August 31, 2009	$0.20	3,250,000
October 13, 2009	$0.20	150,000
February 11, 2010	$0.20	4,500,000
March 24, 2010	$0.20	1,500,000

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

9.

Segmented information:

(a)

Segment information:

During the three month periods ended March 31, 2005 and 2004, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2005	2004

China	1,417	199
United States	551	528
Canada	-	30
Other	-	3

Total sales	$1,968	$760

(c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2005	2004
	(Unaudited)	(Unaudited)

Customer A	$619	$199
Customer B	921	-
Customer C	202	-
Customer D	-	215
Customer E	-	290

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

10.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2005	$65,000
2006	88,000
2007	88,000
2008	88,000
2009 and thereafter	44,000

$373,000

11.

Contingent liabilities:

 (a)

Contingent liability on sale of products:

(i)

Under a certain license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid at rates between 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product. No such sales have occurred to March 31, 2005

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the three months ended March 31, 2005, the Corporation recorded $29,514 (CDN$36,063) as royalties and $11,406 (CDN $15,115) in 2004.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2005 and nil in 2004.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As at March 31, 2005 the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2005 and 2004 (unaudited)

Year ended December 31, 2004

11.

Contingent liabilities (continued):

 (b)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, January 1, 2005	$40,667

Provision increase	8,985
Expenditures	(8,316)

Balance, March 31, 2005	$41,336

12.

Supplementary information:

	2005	2004

Cash paid for:
Interest	$15,740	$14,097
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	54,957	27,262
Issuance of common shares on conversion of convertible debentures	186,000	-
Purchase of equipment funded by obligation under capital lease	314,365	-

13.

Subsequent events:

Subsequent to March 31, 2005, 750,000 shares of common stock were issued for cash proceeds of $112,500 on the exercise of warrants. In addition, 1,000,000 shares of common stock were issued upon conversion of convertible debentures of $200,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2004 filed on March 24, 2005.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2004 contained in the 10-KSB filed on March 24, 2005, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Most of our products are high power amplifiers and related subsystems used in base transceiver stations (BTS or base stations), to amplify signals sent from the network to a terminal such as a cell phone. We also make products used in signal repeaters and tower-top antenna systems that are used to extend and enhance wireless network coverage.

Results of Operations

Three months Ended March 31, 2005 and March 31, 2004

Sales

Net sales in the first quarter of 2005 were $1,967,570, an increase of 159% or $1,207,188, from $760,382 in the first quarter of 2004. This increase was primarily due to an increase in production volume projects and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first quarter of 2005 were $1,622,683, an increase of $1,129,341, or 229%, from $493,342 in the first quarter of 2004.  The increase is consistent with revenue growth. Cost of goods sold includes a stock-based compensation expense of $3,226 in the first quarter of 2005 versus $919 in the first quarter of 2004.

The gross margin of $344,887, or 17.5% of Net Sales, for the first quarter of 2005 represented a decrease in gross margin from $267,040, or 35% of net sales, for the first quarter of 2004.  This decrease is primarily a result of lower margin sales of volume production orders compared to the sales of engineering prototypes and short production runs which comprised most of the sales in the first quarter of 2004.

Research and development expenses in the first quarter of 2005 were $718,252, an increase of $465,879, or 185%, over $252,373 in the first quarter of 2004.  This increase was primarily due to a substantial increase in the number of research and development projects in the period relative to the first quarter of 2004. Research and development expense includes stock-based compensation expense of $20,325 in the first quarter of 2005 versus $6,804 in the first quarter of 2004.

Sales and marketing expenses in the first quarter of 2005 were $74,291, a decrease of $60,116, or 45%, from $134,407 in the first quarter of 2004.  Net of stock-based compensation expenses, sales and marketing expenses were relatively unchanged compared to the first quarter of 2004. Sales and marketing expenses include stock-based compensation expense (recovery) of $(55,068) in the first quarter of 2005 versus $25,584 in the first quarter of 2004.

Exchange (gain) loss in the first quarter of 2005 increased by $39,277, to an exchange gain of ($24,944) from an exchange loss of $14,333 in the first quarter of 2004 due to fluctuations in the currency exchange rate between the U.S. and Canada.  The Company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

General and administrative expenses in the first quarter of 2005 were $490,037, an increase of $19,398, or 4%, from $470,639 in the first quarter of 2004.  Net of stock-based compensation, general and administrative expenses were relatively unchanged. General and administrative expenses include stock-based compensation expense of $248,749 in the first quarter of 2005 versus $260,716 in the first quarter of 2004.

Loss in the first quarter of 2005 was $1,178,175, an increase of $515,273, or 78%, from a loss of $662,902 in the first quarter of 2004.  The increase was primarily a result of lower margins and the increase in research and development expenditures to support a greater number of future product and customer opportunities.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2005 of $(23,000,253).  During the three months ended March 31, 2005, we incurred a net loss, after stock-based compensation, of $(1,178,175).

During the three month period ended March 31, 2005, our cash position increased due to convertible debentures issued in the period. The primary use of cash was for our continued operations.

During the three month period ended March 31, 2005, we purchased $361,269 in production and research and development equipment.

During the three month period ended March 31, 2005, the Company issued 240,660 common shares in settlement of $54,957 of accounts payable, 500,000 common shares upon exercise of warrants for cash proceeds of $75,000, 33,333 common shares upon exercise of options for cash proceeds of $4,667, and 950,000 common shares upon conversion of convertible debentures of $186,000.

During the three month period ended March 31, 2005, we issued a principal amount of $2,000,000 secured convertible 8% notes to subscribers in two private placements. We also issued five-year warrants to the subscribers to acquire 5,000,000 shares of common stock exercisable at $0.20. The Company also issued five-year warrants to acquire 1,000,000 shares of common stock exercisable at $0.20 to qualified agents as commission for the private placements completed in the period.

Other than leases for premises and equipment commitments for an aggregate of $1,068,746 through 2009, we have no material commitments outstanding at March 31, 2005.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005 and March 2005. Our operations to date have been primarily financed by sales of our equity securities. We are restricted from declaring dividends on our common shares pursuant to a Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005 and March 24, 2005 for so long as any of these issued convertible notes are outstanding.  As of March 31, 2005, we had working capital of $981,743.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

RISK FACTORS

For information on risk factors refer to Unity Wireless Corporation’s registration statement on Form SB2/A filed April 20, 2005.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Items 1,3, 4, & 5 are not applicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2005, the Corporation issued 142,381 common shares to directors in settlement of $31,500 in directors fees payable.

We also issued secured convertible notes in a principle value of $2,000,000 as described below in i) and ii):

i) February Secured Convertible Note Financing

On February 11, 2005 Unity Wireless Corporation sold to the following investors $1,500,000 principal amount of Secured Convertible Two-Year Promissory Notes (“Notes”) and Warrants to purchase 3,750,000 shares of common stock at $0.20 per share (“Warrants”):

Name

Notes

 Warrants

Bridges & Pipes LLC

$200,000

   500,000

Bushido Capital Master Fund LP

$250,000

   625,000

DCOFI Master LDC

$500,000

1,250,000

Gamma Opportunity Capital Patners LP

$250,000

   625,000

VICIS Capital Partners

$150,000

   375,000

TCMP3 Partners (Titan Capital Management LLC)

$150,000

   375,000

The total offering price was $1,500,000. In connection with the financing, the Company paid $150,000 in fees to Duncan Capital LLC.  The Company also issued warrants to purchase 750,000 shares of common stock at an exercise price of $0.20 to Duncan Captial LLC in the form of the Warrants sold to investors.

The securities in this offering were issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1993 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act.

The principal, interest and other amounts owing under the Notes are convertible into common stock at the option of the holders at $0.20 per share. Except as set forth in the next sentence, the principal, interest and other amounts owing under the Notes automatically convert into common stock at $0.20 per share, subject to volume limitations set forth in the Notes, if the closing price of the common stock during a period designated in the Notes is not less than $0.30 per share and a registration statement is then in effect with respect to the sale of the shares of common stock assumable on conversion. The Note owned by any investor will not be automatically converted to the extent that conversion would result in the beneficial ownership by such investor of more than 9.9% of the company’s outstanding common stock.

The Warrants are exercisable at $0.20 per share and expire on February 11, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share and a registration statement is in effect with respect to the sale of the shares of common stock issuable on exercise. The preceding sentence does not apply to the extent that exercise of warrants by any investor would result in the beneficial ownership by such investor of more than 9.9% of the company’s outstanding common stock The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price) after February 11, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable on exercise.

All amounts are in US$.

ii) March Secured Convertible Note Financing

On March 24, 2005 Unity Wireless Corporation sold to the following investors $500,000 principal amount of Secured Convertible Two-Year Promissory Notes (“Notes”) and Warrants to purchase 1,250,000 shares of common stock at $0.20 per share (“Warrants”):

Name

Notes

Warrants

Sam Nedenzahl

$100,000

250,000

Sarah Heiman

$100,000

250,000

Jose Zajac

$50,000

125,000

Nathan Herzka

$25,000

  62,500

Jeffery Rubin

$50,000

125,000

Leon Goldenberg

$50,000

125,000

Rachel Mendelovitz

$25,000

  62,500

Anfel Trading Limited

$50,000

125,000

Unity Capital

$50,000

125,000

The total offering price was $500,000. In connection with the financing, the Company paid $50,000 in fees to two parties, $40,000 to Merit Consulting LLC and $10,000 to Daniel Schneierson. The Company also issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.20 to Merit Consulting LLC and issued warrants to purchase 50,000 shares of common stock at an exercise price of $0.20 to Daniel Schneierson in the form of the Warrants sold to investors.

The securities in this offering were issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1993 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act.

The principal, interest and other amounts owing under the Notes are convertible into common stock at the option of the holders at $0.20 per share. Except as set forth in the next sentence, the principal, interest and other amounts owing under the Notes automatically convert into common stock at $0.20 per share, subject to volume limitations set forth in the Notes, if the closing price of the common stock during a period designated in the Notes is not less than $0.30 per share and a registration statement is then in effect with respect to the sale of the shares of common stock assumable on conversion. The Note owned by any investor will not be automatically converted to the extent that conversion would result in the beneficial ownership by such investor of more than 9.9% of the company’s outstanding common stock.

The Warrants are exercisable at $0.20 per share and expire on March 24, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share and a registration statement is in effect with respect to the sale of the shares of common stock issuable on exercise. The preceding sentence does not apply to the extent that exercise of warrants by any investor would result in the beneficial ownership by such investor of more than 9.9% of the company’s outstanding common stock The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price) after March 24, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable on exercise.

All amounts are in US$.

Item 6. Exhibits

 (a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
May 13, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 13, 2005

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

Date: May 13, 2005

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

Date: May 13, 2005

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Unity Wireless Corporation(the “Company”) on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
May 13, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
May 13, 2005