Form 10QSB
period 2005-06-30
UNITY WIRELESS CORP
filed 2005-08-11
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

86,888,779 common shares outstanding as of July 27, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	June 30, 2005	December 31, 2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$103,241	$209,546
Accounts receivable (less allowance for doubtful accounts of $nil (December 31, 2004 - $nil))	2,244,977	794,467
Inventory (note 3)	1,069,351	833,390
Prepaid expenses and deposits	71,843	50,618
	3,489,412	1,888,021

Equipment, net	857,347	547,698
Patents	-	1,418
Goodwill	741,596	741,596

	$5,088,355	$3,178,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,519,659	$1,505,012
Obligations under capital leases (note 5)	196,048	97,208
Loans payable (note 6)	47,583	47,583
Convertible debenture	44,600	85,600
Product warranty (note 11(b))	40,898	40,667
	2,848,788	1,776,070

Obligations under capital lease (note 5)	346,229	215,338
Convertible debenture (note 7)	682,456	576,504
	3,877,473	2,567,912

Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 86,513,779 (2004 – 80,213,945) issued and outstanding	86,513	80,214
Additional paid-in capital	25,558,850	22,315,576
Accumulated deficit	(24,365,657)	(21,822,078)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	37,109
	1,210,882	610,821

	$5,088,355	$3,178,733

Commitments (note 10)

Contingent liabilities (note 11)

Subsequent event (note 13)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net sales	$ 1,716,888	$ 2,063,198	$ 3,684,458	$ 2,823,580
Cost of goods sold (3 month data includes stock-based compensation expense of $8,762 in 2005 and $8,201 in 2004; 6 month data includes stock-based compensation expense of $11,988 in 2005 and $9,120 in 2004; and excludes depreciation and amortization shown separately below)	1,224,026	1,833,974	2,846,709	2,327,316
	492,862	229,224	837,749	496,264

Expenses:
Research and development (3 month data includes stock-based compensation expense of $16,959 in 2005 and $14,769 in 2004; 6 month data includes stock-based compensation expense of $37,284 in 2005 and $21,573 in 2004	530,197	395,732	1,248,449	648,105
Royalty payments for government grant (note 11(a))	25,753	30,948	55,267	42,354
Sales and marketing (3 month data includes stock-based compensation expense of $15,609 in 2005 and $21,862 in 2004; 6 month data includes stock-based compensation expense (recovery) of ($39,459) in 2005 and $47,446 in 2004	187,983	144,456	262,274	278,863
Depreciation and amortization	53,846	14,216	93,912	26,562
Exchange (gain) loss	66,982	(15,682)	42,038	(1,349)
Interest expense, excluding accretion of interest and debt settlement	76,273	3,345	131,039	14,523
General and administrative (3 month data includes stock-based compensation expense of $144,563 in 2005 and $138,413 in 2004; 6 month data includes stock-based compensation expense of $393,312 in 2005 and $399,129 in 2004	463,091	414,032	953,128	884,671
	1,404,125	987,047	2,786,107	1,893,729

Operating loss for the period	(911,263)	(757,823)	(1,948,358)	(1,397,465)

Accretion of interest and debt settlement	(454,141)	-	(595,221)	(37,393)

Other income	-	-	-	14,133

Loss for the period	(1,365,404)	(757,823)	(2,543,579)	(1,420,725)

Deficit, beginning of period	(23,000,253)	(19,165,982)	(21,822,078)	(18,503,080)

Deficit, end of period	$(24,365,657)	$(19,923,805)	$ (24,365,657)	$(19,923,805)

Basic and diluted loss per common share (note 8(b))	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Operations:
Loss for the period	$(1,365,404)	$ (757,823)	$ (2,543,579)	$ (1,420,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and debt settlement	454,141	-	595,221	37,393
Depreciation and amortization	53,846	14,216	93,912	26,562
Stock-based compensation	185,893	183,245	403,125	477,268
Changes in non-cash working capital relating to operations:
Accounts receivable	(363,868)	(699,969)	(1,430,848)	(1,112,775)
Inventory	(181,393)	(77,567)	(228,796)	(445,608)
Prepaid expenses	(12,571)	1,278	(20,717)	3,754
Accounts payable and accrued liabilities	325,097	603,198	1,146,319	816,406
	(904,259)	(733,422)	(1,985,363)	(1,617,725)

Investments:
Acquisition of equipment	(40,875)	(60,150)	(87,779)	(78,593)
Restricted cash	-	96,298	-	93,379
	(40,875)	36,148	(87,779)	14,786

Financing:
Bank indebtedness	-	(95,747)	-	(110,397)
Loans payable	-	9,113	-	150,403
Capital lease obligation	(43,168)	-	(84,633)	-
Convertible debentures (note 7)	-	-	2,000,000	-
Cash proceeds on issuance of common shares	322,033	860,319	401,700	1,627,892
Share issue costs	(2,750)	(23,777)	(236,298)	(72,035)
	276,115	749,908	2,080,769	1,595,863

Effect of foreign exchange rate changes on cash and cash equivalents	(689)	(16,216)	(113,932)	(6,975)

Increase (decrease) in cash and cash equivalents	(669,708)	36,418	(106,305)	(14,051)

Cash and cash equivalents, beginning of period	772,949	7,588	209,546	58,057

Cash and cash equivalents, end of period	$ 103,241	$ 44,006	$ 103,241	$ 44,006

Supplementary information (note 12)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements as at June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At June 30, 2005, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2004, except as disclosed in note 2(a).

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

2.

Significant accounting policies (continued):

(a)

Foreign currency translation:

As of April 1, 2005, the Corporation adopted the U.S. dollar as its functional currency.  The Corporation has done this because the U.S. dollar is the currency in which it incurs all of its revenues, all of its financing and a significant portion of its costs.  Accordingly, the Corporation adopted the temporal method of currency translation for its integrated subsidiary, Unity Wireless Systems Corp.  Under this method, monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Other assets and revenue and expense items are remeasured using the rate of exchange prevailing at their respective transaction dates.  Exchange gains and losses resulting from the remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars are reflected in earnings (loss) for the period.

(b)

Recent accounting pronouncements:

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

 (c)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

3.

Inventory:

	June 30, 2005	December 31, 2004
	(Unaudited)

Raw materials	$922,060	$828,162
Finished goods	147,291	5,228

	$1,069,351	$833,390

4.

Accounts payable and accrued liabilities:

	June 30, 2005	December 31, 2004
	(Unaudited)

Trade accounts payable	$2,007,394	$1,167,551
Accrued liabilities	512,265	337,461

	$2,519,659	$1,505,012

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

5.

Obligations under capital leases:

The Corporation leases R&D and Production equipment under capital leases expiring at various dates to 2008.  As at June 30, 2005, future minimum lease payments under capital leases are as follows:

2005	$126,420
2006	252,840
2007	242,523
2008	10,753
632,536

Amount representing interest	90,259
542,277

Current portion	196,048

$346,229

Interest rates on the capital leases average approximately 12%.  Interest expense for the six month period ended June 30, 2005 is $27,543.

6.

Loans payable:

	June 30, 2005	December 31, 2004
	(Unaudited)

Promissory notes	$47,583	$47,583

As at June 30, 2005, the Corporation was indebted to a former director for an aggregate of $47,583 by way of a promissory note at an interest rate of nil. Subsequent to June 30, 2005 the promissory note was repaid.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which totalled $1,452,175, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $47,825 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from February 11, 2005 to the initial maturity date of February 11, 2007.

During the six month period ended June 30, 2005, accretion of $183,274 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $150,000 of these debentures converted into 750,000 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which totalled $484,058, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $15,942 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from March 24, 2005 to the initial maturity date of March 24, 2007.

During the six month period ended June 30, 2005, accretion of $202,262 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $203,036 of these debentures converted into 1,015,180 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $705,266, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $544,734 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from August 31, 2004 to the initial maturity date of August 31, 2006.

During the six month period ended June 30, 2005, accretion of $209,685 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $200,000 of these debentures converted into 1,000,000 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

8.

Common stock:

 (a)

Issued and outstanding

During the six month period ended June 30, 2005, the Corporation issued 628,545 common shares in settlement of $150,777 of accounts payable, 2,600,000 common shares upon exercise of warrants for cash proceeds of $390,000, 78,332 common shares upon exercise of options for cash proceeds of $11,700, and 2,992,957 common shares upon conversion of convertible debentures of $594,036.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Loss for the period	$ (1,365,404)	$(757,823)	$ (2,543,579)	$(1,420,725)

Denominator:
Weighted average number of common shares outstanding	84,511,412	76,382,124	82,537,784	72,132,017

Basic and diluted loss per common share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.02)

For the three and six month periods ended June 30, 2005 and 2004, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

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

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available to be granted under option plan	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26
Options granted	(1,995,000)	1,995,000	0.27
Options expired	1,050,418	(1,050,418)	0.32
Options exercised	-	(78,332)	0.15
Increase in reserved for issuance	1,338,299	-	-

Balance, June 30, 2005	9,684,006	7,618,750	$ 0.25

(d)

Warrants:

The following non-transferable share purchase warrants were outstanding at June 30, 2005:

Expiry date	Exercise price per share	Number of shares

August 7, 2005	$0.26	416,667
December 31, 2005	$0.30	508,053
January 15, 2006	$0.15	278,433
March 31, 2006	$0.50	2,585,192
August 31, 2006	$0.23	555,555
October 13, 2006	$0.20	525,000
October 1, 2007	$0.20	100,000
October 1, 2008	$0.25	150,000
August 31, 2009	$0.20	1,750,000
October 13, 2009	$0.20	150,000
February 11, 2010	$0.20	4,500,000
March 24, 2010	$0.20	1,500,000

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

9.

Segmented information:

(a)

Segment information:

During the three and six month periods ended June 30, 2005 and 2004, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

China	839	1,633	2,256	1,833
United States	338	367	888	895
Israel	55	33	55	36
Canada	485	30	485	60

Total Sales	1,717	2,063	3,684	2,824

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Six months ended
	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)

Customer A	$1,415	$1,833
Customer B	1,077	-
Customer C	486	491
Customer D	-	290

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

10.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2005	$48,000
2006	104,000
2007	104,000
2008	104,000
2009 and thereafter	60,000

$420,000

11.

Contingent liabilities:

 (a)

Contingent liability on sale of products:

(i)

Under a certain license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid at rates between 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product. No such sales have occurred to June 30, 2005.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the six months ended June 30, 2005, the Corporation recorded $55,267 (CDN$68,281) as royalties and $42,354 (CDN $51,752) in 2004.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2005 and nil in 2004.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As at June 30, 2005 the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

11.

Contingent liabilities (continued):

 (b)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, January 1, 2005	$40,667

Provision increase	8,985
Expenditures	(8,316)

Balance, March 31, 2005	$41,336

Provision increase	10,188
Expenditures	(10,626)

Balance, June 30, 2004 (unaudited)	$40,898

12.

Supplementary information:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash paid for:
Interest	$ 19,902	$ 1,099	$ 35,642	$ 15,196

Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	$ 95,820	$ -	$ 150,777	$ 27,762
Issuance of common shares on conversion of convertible debentures	$ 408,036	$ -	$ 594,036	$ -
Purchase of equipment funded by obligation under capital lease	$ -	$ -	$ 314,365	$ -
Non-cash financing costs included in accrued liabilities	$ -	$ 25,000	$ -	$ 25,000

13.

Subsequent event:

Subsequent to June 30, 2005, 375,000 shares of common stock were issued for cash proceeds of $71,250 on the exercise of options.

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

Results of Operations

Three months Ended June 30, 2005 and June 30, 2004

Sales

Net sales in the second quarter of 2005 were $1,716,888, a decrease of  16.79% or $346,310, from $2,063,198 in the  second quarter of 2004. This decrease was primarily due to fluctuations in the delivery of our production volume projects.                                                                  .

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the second quarter of 2005 was $1,224,026, a decrease of $609,948, or 33.26%, from $1,833,974 in the second quarter of 2004. Cost of goods sold includes stock-based compensation expense of $8,762 in the second quarter of 2005 versus $8,201 in the  second quarter of 2004.

The gross margin of $492,862, or 28.7% of net sales, for the  second quarter of 2005 represented an  increase in gross margin from $229,224, or 11.1% of net sales, for the  second quarter of 2004. This is primarily a result of lower per unit purchase costs of product components realized by the Company as a result of overall increased purchase volumes in order to meet growing customer demand.  In addition, more efficient production processes have been implemented by the Company which has translated into cost reductions.

Research and development expenses in the second quarter of 2005 were $530,197, an increase of $134,465, or 33.98%, over $395,732 in the second quarter of 2004.  This increase was primarily due to a substantial increase in the number of research and development projects in the period relative to the second quarter of 2004. Research and development expense includes stock-based compensation expense of $16,959 in the second quarter of 2005 versus $14,769 in the second quarter of 2004.

Sales and marketing expenses in the second quarter of 2005 were $187,983, an increase of $43,527, or 30.13%, from $144,456 in the second quarter of 2004.   The increase was primarily due to additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense of $15,609 in the second quarter of 2005 versus $21,862 in the second quarter of 2004.

Exchange (gain) loss in the  second quarter of 2005 decreased by $82,664, to an exchange  loss of $66,982 from an exchange  gain of $15,682 in the  second quarter of 2004 due to fluctuations in the currency exchange rate between the U.S. and Canada.  The Company's revenues are received in U.S. dollars, while the majority of operating expenses are incurred in Canadian dollars.

General and administrative expenses in the second quarter of 2005 were $463,091, an increase of 49,059, or 11.9%, from $414,032 in the second quarter of 2004.   General and administrative expenses include stock-based compensation expense of $144,563 in the second quarter of 2005 versus $ 138,413 in the second quarter of 2004.

Accretion of interest and debt settlement for the second quarter of 2005 increased by $454,141 to $454,141 from $nil for the same period in 2004.  This change was due to the issuance of convertible debentures in August of 2004 and in the first half of 2005.

Loss in the second quarter of 2005 was ($1,365,404), an increase of  $607,581, or 80.18%, from a loss of ($757,823) in the  second quarter of 2004.  The increase was primarily a result of an increase in both research and development expenditures and sales and marketing expenditures in order to support a greater number of future product and customer opportunities as well as an increase in accretion of interest.

Six months Ended June 30, 2005 and June 30, 2004

Sales

Net sales in the first half of 2005 increased by 30.49% or $860,878, to $3,684,458 from $2,823,580 in the first half of 2004. This increase was due to the result of the realization of projects in our customer base and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first half of 2005 increased by 22.32%, or $519,393, to $2,846,709 from $2,327,316 in the first half of 2004. This increase is primarily a result of increased revenues.  Cost of goods sold includes stock-based compensation expense of $11,988 in 2005 versus $9,120 in 2004.

The gross margin of $837,749, or 22.7% of net sales, for the first half of 2005 represented an increase from a gross margin of $496,264, or 17.6% of net sales, for the first half of 2004.  This is primarily a result of lower per unit purchase costs of product components realized by the Company as a result of overall increased purchase volumes in order to meet growing customer demand.  In addition, more efficient production processes have been implemented by the Company which has translated into cost reductions.

Research and development expenses in the first half of 2005 increased by 92.63%, or $600,344, to $1,248,449 from $648,105 in the first half of 2004.  This increase was primarily due to a substantial increase in the number of research and development projects in the period relative to the first half of 2004.  The stock-based compensation expense for research and development was $37,284 in 2005 versus $21,573 in 2004.

Sales and marketing expenses in the first half of 2005 decreased by 5.95% or 16,589 to $262,274 from $278,863 in the first half of 2004.  Net of stock-based compensation, sales and marketing expenses increased by $70,316. The increase was primarily due to additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense (recovery) of $(39,459) in 2005 versus $47,446 in 2004.

Exchange (gain) loss in the first half of 2005 decreased by $43,387, to an exchange loss of $42,038 from an exchange gain of $(1,349) in the first half of 2004 due to fluctuations in the currency exchange rate between the U.S. and Canada.  Our Company's revenues are received in U.S. dollars, while the majority of expenses are incurred in Canadian dollars.

Interest expense for the first half of 2005 increased by $116,516 to $131,039 from $14,523 in the first half of 2004.  The increase was primarily due to the increase in interest payable to note holders of the convertible debenture issued in August of 2004 and the first quarter of 2005.

General and administrative expenses in the first half of 2005 increased by 7.74%, or $68,457, to $953,128 from $884,671 in 2004.  General and administrative expenses include stock-based compensation expense of $393,312 in 2005 versus $399,129 for 2004.

Accretion of interest and debt settlement for the first half of 2005 increased by $557,828 to $595,221 from $37,393 for the same period in 2004.  This change was due to the increase in convertible debentures issued in August of 2004 and in the first half of 2005.

Loss in the first half of 2004 increased by 79.03%, or $1,122,854, to $2,543,579, from $1,420,725 in the first half of 2004.  The increase was primarily a result of an increase in both research and development expenditures in order to support a greater number of future product and customer opportunities as well as an increase in accretion of interest.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2005 of $(24,365,657).  During the six months ended June 30, 2005, we incurred a net loss, after stock-based compensation, of $(2,543,579).

During the six month period ended June 30, 2005, our cash position decreased by $106,305. The primary use of cash was for our continued operations.

During the six month period ended June 30, 2005, we purchased $402,144 in equipment.

During the six month period ended June 30, 2005, the Corporation issued 628,545 common shares in settlement of $150,777 of accounts payable, 2,600,000 common shares upon exercise of warrants for cash proceeds of $390,000, 78,332 common shares upon exercise of options for cash proceeds of $11,700, and 2,992,957 common shares upon conversion of convertible debentures of $594,036.

Other than leases for premises and equipment commitments for an aggregate of $962,277 through 2009, we have no material commitments outstanding at June 30, 2005.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005 and March 2005. Our operations to date have been primarily financed by sales of our equity securities. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005 and March 24, 2005 for so long as any of these issued convertible notes are outstanding.  As of June 30, 2005, we had working capital of $640,624.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Items 1,3, & 5 are not applicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2005, the Corporation issued 147,222 common shares to Ilan Kenig, the President and Chief Executive Officer of the Company, in settlement of $39,750 in salaries payable.

Item 4. Submissions of Matters to a Vote of Security Holders.

The Annual and Special Meeting of Stockholders of Unity Wireless Corporation was held at Terminal City Club, 837 W. Hastings, Vancouver BC Canada at 11:30 A.M. on June 30, 2005, for the following purposes and with the following results:

(1)   To elect Ilan Kenig, Ken Maddison, Victor Halpert, Doron Nevo and Andrew Chamberlain as Directors of the Company to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified;

	For	Against	Withheld	Invalid
Ilan Kenig	53,648,333	-	156,500	-
Ken Maddison	53,648,333	-	156,500	-
Victor Halpert	53,648,333	-	156,500	-
Doron Nevo	53,648,333	-	156,500	-
Andrew Chamberlain	53,002,611	-	802,222	-

(2)   To ratify the selection and appointment by the Company's Board of Directors of KPMG LLP, independent auditors, as auditors for the Company for the year ending December 31, 2005;

	For	Against	Withheld	Invalid
Appoint KPMG LLP	55,758,493	-	-	46,340

 (3)   To consider and transact such other business as may properly come before the meeting or any adjournments thereof.

	For	Against	Withheld	Invalid
Transact Other Business	53,731,893	62,340	-	10,600

Item 6. Exhibits

 (a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
August 11, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 11, 2005

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

Date: August 11, 2005

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

Date: August 11, 2005

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Unity Wireless Corporation(the “Company”) on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
August 11, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
August 11, 2005