Form 10QSB
period 2005-09-30
UNITY WIRELESS CORP
filed 2005-11-14
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 90,145,263 common shares outstanding as of October 25, 2005

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and nine months ended September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	September 30, 2005	December 31, 2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$147,183	$209,546
Accounts receivable (less allowance for doubtful accounts of $nil (December 31, 2004 - $nil))	1,782,932	794,467
Inventory (note 3)	1,227,401	833,390
Prepaid expenses and deposits	63,585	50,618
	3,221,101	1,888,021

Equipment, net	1,159,503	547,698
Patents	-	1,418
Goodwill	741,596	741,596

	$5,122,200	$3,178,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,542,800	$1,505,012
Obligations under capital leases (note 5)	313,063	97,208
Loans payable (note 6)	-	47,583
Convertible debenture (note 7)	694,940	85,600
Product warranty (note 11(b))	42,710	40,667
	3,593,513	1,776,070

Obligations under capital lease (note 5)	484,193	215,338
Convertible debenture (note 7)	148,093	576,504
	4,225,799	2,567,912

Stockholders' equity:
Common stock, $0.001 par value 150,000,000 authorized, 90,145,263 (2004 – 80,213,945) issued and outstanding	90,145	80,214
Additional paid-in capital	26,258,275	22,315,576
Accumulated deficit	(25,383,195)	(21,822,078)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	37,109
	896,401	610,821

	$5,122,200	$3,178,733

Commitments (note 10)

Contingent liabilities (note 11)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net sales	$ 949,700	1,027,160	$ 4,634,158	$ 3,850,740
Cost of goods sold (3 month data includes stock-based compensation expense of $6,165 in 2005 and $5,608 in 2004; 9 month data includes stock-based compensation expense of $18,153 in 2005 and $14,728 in 2004; and excludes depreciation and amortization shown separately below)	747,835	803,570	3,594,544	3,130,886
	201,865	223,590	1,039,614	719,854
Expenses:
Research and development (3 month data includes stock-based compensation expense of $9,001 in 2005 and $8,043 in 2004; 9 month data includes stock-based compensation expense of $46,285 in 2005 and $29,616 in 2004	393,744	243,524	1,642,193	891,629
Royalty payments for government grant (note 11(a))	14,245	15,407	69,512	57,761
Sales and marketing (3 month data includes stock-based compensation expense (recovery) of $9,091 in 2005 and $(8,638) in 2004; 9 month data includes stock-based compensation expense (recovery) of ($30,368) in 2005 and $38,808 in 2004	134,573	96,207	396,847	373,471
Depreciation and amortization	79,546	15,812	173,458	42,374
Exchange (gain) loss	(6,909)	69,628	35,129	68,279
Interest expense, excluding accretion of interest and loss on debt settlement	72,838	26,843	203,877	41,366
General and administrative (3 month data includes stock-based compensation expense of $113,393 in 2005 and $124,192 in 2004; 9 month data includes stock-based compensation expense of $506,705 in 2005 and $523,321 in 2004	415,389	341,651	1,368,517	1,227,921
	1,103,426	809,072	3,889,533	2,702,801

Operating loss for the period	(901,561)	(585,482)	(2,849,919)	(1,982,947)

Accretion of interest and loss on debt settlement	(115,977)	(20,082)	(711,198)	(57,475)

Other income	-	117	-	14,250

Loss for the period	(1,017,538)	(605,447)	(3,561,117)	(2,026,172)

Deficit, beginning of period	(24,365,657)	(19,923,805)	(21,822,078)	(18,503,080)

Deficit, end of period	$(25,383,195)	$(20,529,252)	$ (25,383,195)	$(20,529,252)

Basic and diluted loss per common share (note 8(b)	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Operations:
Loss for the period	$(1,017,538)	$ (605,447)	$ (3,561,117)	$ (2,026,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	115,977	20,082	711,198	57,475
Depreciation and amortization	79,546	15,812	173,458	42,374
Stock-based compensation	137,650	129,205	540,775	606,473
Changes in non-cash working capital relating to operations:
Accounts receivable	523,667	246,039	(907,181)	(866,736)
Inventory	(107,995)	(152,074)	(336,791)	(597,682)
Prepaid expenses	10,748	(9,134)	(9,970)	(5,379)
Accounts payable and accrued liabilities	7,164	(87,332)	1,153,485	729,074
	(250,781)	(442,849)	(2,236,143)	(2,060,573)

Investments:
Acquisition of equipment	(35,118)	-	(122,897)	(77,748)
Disposition of equipment	-	845	-	-
Restricted cash	-	740	-	94,119
	(35,118)	1,585	(122,897)	16,371

Financing:
Bank indebtedness	-	(875)	-	(111,271)
Loans payable	-	(29,093)	-	121,309
Capital lease obligation	(91,603)	-	(176,236)	-
Convertible debentures (note 7)	-	1,250,000	2,000,000	1,250,000
Cash proceeds on issuance of common shares	482,921	30,800	884,621	1,658,692
Share issue costs	-	(165,483)	(236,298)	(237,518)
	391,318	1,085,349	2,472,087	2,681,212

Effect of foreign exchange rate changes on cash and cash equivalents	(61,477)	42,176	(175,410)	35,200

Increase (decrease) in cash and cash equivalents	43,942	686,261	(62,363)	672,210

Cash and cash equivalents, beginning of period	103,241	44,006	209,546	58,057

Cash and cash equivalents, end of period	$ 147,183	$ 730,267	$ 147,183	$ 730,267

Supplementary information (note 12)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements as at  September 30, 2005 and for the three and  nine month periods ended  September 30, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and  nine month periods ending  September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At  September 30, 2005, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

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

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

2.

Significant accounting policies (continued):

(a)

Foreign currency translation:

As of April 1, 2005, the Corporation adopted the U.S. dollar as its functional currency.  The Corporation has done this because the U.S. dollar is the currency in which it incurs all of its revenues, all of its financing and a significant portion of its costs.  The Corporation’s  subsidiary, Unity Wireless Systems Corp., also uses the U.S. dollar as its functional currency.  Under this method, monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Other assets and revenue and expense items are remeasured using the rate of exchange prevailing at their respective transaction dates.  Exchange gains and losses resulting from the remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars are reflected in earnings (loss) for the period.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

3.

Inventory:

	September 30, 2005	December 31, 2004
	(Unaudited)

Raw materials	$1,089,661	$828,162
Finished goods	137,740	5,228

	$1,227,401	$833,390

4.

Accounts payable and accrued liabilities:

	September 30, 2005	December 31, 2004
	(Unaudited)

Trade accounts payable	$2,040,827	$1,167,551
Accrued liabilities	501,973	337,461

	$2,542,800	$1,505,012

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

5.

Obligations under capital leases:

The Corporation leases R&D and Production equipment under capital leases expiring at various dates to 2008.  As at September 30, 2005, future minimum lease payments under capital leases are as follows:

2005	$94,075
2006	376,301
2007	365,984
2008	60,147
896,507

Amount representing interest	99,251
797,256

Current portion	313,063

$484,193

Interest rates on the capital leases average approximately 9.58%.  Interest expense for the  nine months period ended  September 30, 2005 is $48,021.

6.

Loans payable:

	September 30, 2005	December 31, 2004
	(Unaudited)

Promissory notes	$-	$47,583

The promissory note was repaid as at September 30, 2005.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which totaled $1,452,175, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $47,825 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from February 11, 2005 to the initial maturity date of February 11, 2007.

During the  nine month period ended  September 30, 2005, accretion of $226,934 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $150,000 of these debentures converted into 750,000 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model using the weighted average assumptions as disclosed in note 8(c), and the intrinsic value of the beneficial conversion feature, which totaled $484,058, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $15,942 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from March 24, 2005 to the initial maturity date of March 24, 2007.

During the nine month period ended September 30, 2005, accretion of $210,428 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability. Also during the period, $203,036 of these debentures converted into 1,015,180 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

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

During the  nine month period ended  September 30, 2005, accretion of $273,836 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during the period, $200,000 of these debentures converted into 1,000,000 common shares in accordance with their original terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

8.

Common stock:

 (a)

Issued and outstanding

During the  nine month period ended  September 30, 2005, the Corporation issued  1,079,230 common shares in settlement of  $233,263 of accounts payable,  5,295,800 common shares upon exercise of warrants for cash proceeds of  $786,017,  563,331 common shares upon exercise of options for cash proceeds of  $98,604, and 2,992,957 common shares upon conversion of convertible debentures of $594,036.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Loss for the period	$ (1,017,538)	$(605,447)	$ (3,561,117)	$(2,026,172)

Denominator:
Weighted average number of common shares outstanding	88,141,763	76,927,953	83,086,408	73,779,560

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)

For the three and nine month periods ended  September 30, 2005 and 2004, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

8.

Common stock (continued):

(c)

Stock option plan:

The Corporation grants options to employees and non-employees.  For employee and non-employee options, compensation expense is recognized using the fair value-based method of accounting per SFAS No. 123.  The fair value of employee and non-employee grants in 2005 and 2004 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 154% (2004 – 175%) based on weekly stock price; risk-free interest rate of 3.25% (2004 – 3.25%) and expected lives between 1 to 5 years.

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding options
	Shares available to be granted under option plan	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26
Options granted	(2,355,000)	2,355,000	0.26
Options expired	1,221,252	(1,221,252)	0.32
Options exercised	-	(563,331)	0.18
Increase in reserved for issuance	2,549,595	-	-

Balance, September 30, 2005	10,706,136	7,322,917	$ 0.25

(d)

Warrants:

The following non-transferable share purchase warrants were outstanding at  September 30, 2005:

Expiry date	Exercise price per share	Number of shares

December 31, 2005	$0.30	308,053
March 31, 2006	$0.50	2,059,492
August 31, 2006	$0.23	555,555
October 13, 2006	$0.20	125,000
May 1, 2007	$0.32	120,000
September 30, 2007	$0.50	525,700
September 30, 2007	$0.25	1,553,433
October 1, 2007	$0.20	100,000
October 1, 2008	$0.25	150,000
August 31, 2009	$0.20	1,750,000
October 13, 2009	$0.20	150,000
February 11, 2010	$0.20	4,500,000
March 24, 2010	$0.20	625,000
July 01, 2010	$0.40	75,000
July 01, 2010	$0.50	75,000

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

9.

Segmented information:

(a)

Segment information:

During the three and  nine month periods ended  September 30, 2005 and 2004, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

China	89	437	2,344	2,270
United States	848	493	1,736	1,388
Israel	13	37	67	73
Canada	-	60	487	120

Total Sales	950	1,027	4,634	3,851

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Nine months ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)

Customer A	$1,504	$2,270
Customer B	1,583	-
Customer C	486	799

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and  nine months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

10.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2005	$26,000
2006	105,000
2007	105,000
2008	105,000
2009	53,000

$394,000

11.

Contingent liabilities:

 (a)

Contingent liability on sale of products:

(i)

Under a certain license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid at rates between 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product. No such sales have occurred to  September 30, 2005.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the  nine months ended  September 30, 2005, the Corporation recorded $69,512 (CDN$88,694) as royalties expense and $57,761 (CDN $76,786) in 2004.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $256,744 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of nil in 2005 and nil in 2004.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As at  September 30, 2005 the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended  September 30, 2005 and 2004 (unaudited)

Year ended December 31, 2004

11.

Contingent liabilities (continued):

 (b)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, January 1, 2005	$40,667

Provision increase	8,985
Expenditures	(8,316)

Balance, March 31, 2005 (unaudited)	$41,336

Provision increase	10,188
Expenditures	(10,626)

Balance, June 30, 2005 (unaudited)	$40,898

Provision increase	7,815
Expenditures	(6,003)

Balance, September 30, 2005 (unaudited)	$42,710

12.

Supplementary information:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash paid for:
Interest	$ 20,891	$ 5,494	$ 56,533	$ 20,690

Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	$ 82,486	$ 27,994	$ 233,263	$ 55,256
Issuance of common shares on conversion of convertible debentures	$ -	$ -	$ 594,036	$ -
Purchase of equipment funded by obligation under capital lease	$ 346,582	$ -	$ 660,947	$ -
Amendment of note payable to convertible note payable	$ -	$ 99,999	$ -	$ 99,999

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

Results of Operations

Three months Ended  September 30, 2005 and  September 30, 2004

Sales

Net sales in the  third quarter of 2005 were $949,700, a decrease of 7.54% or $77,460, from $1,027,160 in the  third quarter of 2004. This decrease was primarily due to fluctuations in the delivery of our production volume projects.                                                                  .

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the third quarter of 2005 was $747,835, a decrease of $55,735, or 6.94%, from $803,570 in the third quarter of 2004. Cost of goods sold includes stock-based compensation expense of $6,165 in the third quarter of 2005 versus $5,608 in the third quarter of 2004.

The gross margin of $201,865, or 21.26% of net sales, for the third quarter of 2005 remained relatively consistent with the gross margin of $223,590, or 21.76% of net sales, for the third quarter of 2004.

Research and development expenses in the third quarter of 2005 were $393,744, an increase of $150,220, or 61.69%, over $243,524 in the third quarter of 2004.  This increase was primarily due to a substantial increase in the number of research and development projects in the period relative to the third quarter of 2004. Research and development expense includes stock-based compensation expense of $9,001 in the third quarter of 2005 versus $8,043 in the third quarter of 2004.

Sales and marketing expenses in the third quarter of 2005 were $134,573, an increase of $38,366, or 39.88%, from $96,207 in the third quarter of 2004.   The increase was primarily due to additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense of $9,091 in the third quarter of 2005 versus the recovery of $8,638 in the third quarter of 2004.

Exchange (gain) loss in the third quarter of 2005 decreased by $76,537, to an exchange gain of $6,909 from an exchange loss of $69,628 in the third quarter of 2004 due to fluctuations in the currency exchange rate between the U.S. and Canada.

General and administrative expenses in the third quarter of 2005 were $415,389, an increase of $73,738, or 21.58%, from $341,651 in the third quarter of 2004. General and administrative expenses include stock-based compensation expense of $113,393 in the third quarter of 2005 versus $124,192 in the third quarter of 2004.

Accretion of interest and loss on debt settlement for the third quarter of 2005 increased by $95,895 to $115,977 from $20,082 for the same period in 2004.  This change was due to the issuance of convertible debentures in August of 2004 and in the first half of 2005.

Loss in the third quarter of 2005 was $1,017,538, an increase of  $412,091, or 68.06%, from a loss of $605,447 in the third quarter of 2004.  The increase was primarily a result of an increase in both research and development expenditures and sales and marketing expenditures in order to support a greater number of future product and customer opportunities as well as an increase in accretion of interest.

 Nine months period Ended September 30, 2005 and September 30, 2004

Sales

Net sales in the nine month period ended of 2005 increased by 20.34% or $783,418, to $4,634,158 from $3,850,740 in the nine month period ended of 2004. This increase was due to the result of the realization of projects in our customer base and a general improvement in the telecommunications industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the nine month period ended of 2005 increased by 14.81%, or $463,658, to $3,594,544 from $3,130,886 in the nine months period ended of 2004. This increase is primarily a result of increased revenues.  Cost of goods sold includes stock-based compensation expense of $18,153 in 2005 versus $14,728 in 2004.

The gross margin of $1,039,614, or 22.43% of net sales, for the nine months period ended of 2005 represented an increase from a gross margin of $719,854, or 18.69% of net sales, for the nine month period ended of 2004.  This is primarily a result of lower per unit purchase costs of product components realized by the Company as a result of overall increased purchase volumes in order to meet growing customer demand.  In addition, more efficient production processes have been implemented by the Company which has translated into cost reductions.

Research and development expenses in the nine month period ended of 2005 increased by 84.18%, or $750,564, to $1,642,193 from $891,629 in the nine month period ended of 2004.  This increase was primarily due to a substantial increase in the number of research and development projects in the period relative to the nine months period ended of 2004.  The stock-based compensation expense for research and development was $46,285 in 2005 versus $29,616 in 2004.

Sales and marketing expenses in the nine month period ended of 2005  increased by 6.26% or $23,376 to $396,847 from $373,471 in the nine month period ended of 2004.  The increase was primarily due to additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation recovery of $30,368 in 2005 versus an expenses at $38,808 in 2004.

Exchange (gain) loss in the nine months period ended of 2005 decreased by $33,150, to an exchange loss of $35,129 from an exchange loss of $68,279 in the nine months period ended of 2004 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expense for the nine months period ended of 2005 increased by $162,511 to $203,877 from $41,366 in the nine months period ended of 2004.  The increase was primarily due to the increase in interest payable to note holders of the convertible debenture issued in August of 2004 and the first quarter of 2005.

General and administrative expenses in the nine month period ended of 2005 increased by 11.45%, or $140,596, to $1,368,517 from $1,227,921 in 2004.  General and administrative expenses include stock-based compensation expense of $506,705 in 2005 versus $523,321 for 2004.

Accretion of interest and loss on debt settlement for the nine months period ended of 2005 increased by $653,723 to $711,198 from $57,475 for the same period in 2004.  This change was due to the increase in convertible debentures issued in August of 2004 and in the first half of 2005.

Loss in the nine months period ended of 2005 increased by 75.76%, or $1,534,945, to $3,561,117, from $2,026,172 in the nine months period ended of 2004.  The increase was primarily a result of an increase in both research and development expenditures in order to support a greater number of future product and customer opportunities as well as an increase in accretion of interest.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at  September 30, 2005 of $(25,383,195).  During the nine months ended September 30, 2005, we incurred a net loss, after stock-based compensation, of $(3,561,117).

During the nine month period ended September 30, 2005, our cash position decreased by $62,363. The primary use of cash was for our continued operations.

During the nine month period ended September 30, 2005, we purchased $783,844 in equipment.

During the nine month period ended September 30, 2005, the Corporation issued 1,079,230 common shares in settlement of $233,263 of accounts payable,  5,295,800 common shares upon exercise of warrants for cash proceeds of $786,017, 563,331 common shares upon exercise of options for cash proceeds of $98,604, and 2,992,957 common shares upon conversion of convertible debentures of $594,036.

Other than leases for premises and equipment commitments for an aggregate of $1,191,674 through 2009, we have no material commitments outstanding at September 30, 2005.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005 and March 2005. Our operations to date have been primarily financed by sales of our equity securities. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005 and March 24, 2005 for so long as any of these issued convertible notes are outstanding.  As of September 30, 2005, we had working deficit of $372,412.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Items 1, 3, 4, & 5 are not applicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, the Corporation issued (i) a 5 year warrant to purchase 75,000 shares of common stock exercisable at $0.40 per share and 75,000 shares of common stock exercisable at $0.50 per share  to Osprey Partners under the terms of an investor relations agreement and (ii) a 2 year warrant to purchase 120,000 shares of common stock exercisable at $0.32 per share to RK Equity Advisors, LLC under the terms of the investor relations agreement.

During September 2005, the Corporation also issued replacement warrants to purchase 525,700 and 1,553,433 shares of common stock exercisable at $0.50 and $0.25 respectively for a period of two years to the certain warrant holders who exercised their warrants during this quarter.

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
November 14, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 14, 2005

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

Date: November 14, 2005

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

Date: November 14, 2005

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Ilan Kenig, Chief Executive Officer, and Dallas Pretty, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
November 14, 2005

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
November 14, 2005