Form 10KSB
period 2005-12-31
UNITY WIRELESS CORP
filed 2006-03-31
CIK 1100451

- # -

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [ ]     No [X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]     No [X ]

State Issuer's revenues for its most recent fiscal year:  $4,905,579

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

91,144,132 common shares at $0.17(1) = $15,494,502

(1) Closing price on March 27, 2006

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

92,457,873 common shares issued and outstanding as of March 27, 2006

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

#

PART I

Item 1.  Description of Business

In this annual report and in our financial statements all dollar amounts refer to United States dollars unless otherwise specified.

Business Development

Unity Wireless Corporation was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation. Sonic Systems Corporation changed its name to Unity Wireless Corporation on July 17, 2000.

During the period from December 1998 until June 2001 we were engaged in the traffic control business. In November 2000 we entered the business of designing, developing and manufacturing RF (Radio Frequency) power amplifiers for the wireless network infrastructure industry. During 2001, we focused on developing new products and expanding our marketing, sales and global distribution network.  Since 2003, we have focused on securing development projects and supply agreements with customers and prospective customers, and on developing new RF power amplifiers and related products.

In February 2006, the Company entered into an agreement for the merger of Avantry Ltd., an Israeli corporation ("Avantry"), into a wholly owned subsidiary of the Company. At the closing the Company will issue to the shareholders of Avantry convertible promissory notes in the aggregate principal amount of USD $1,750,000, that are convertible into common shares of the Company at $0.25, and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of USD $0.40 a share. The Company will also guaranty certain liabilities of Avantry at the closing. The closing of the transaction is subject to standard closing conditions, including regulatory approvals.

Our Current Business

Principal Products

Most of our products are high power amplifiers and related integrated RF front end hardware and software subsystems that are used in base transmitter stations (BTS or base stations) to amplify signals sent from the network to a terminal such as a cell phone. We also make coverage enhancement products that extend and enhance wireless network coverage in signal repeaters and tower-top antenna systems.  Almost all of our products are custom made or are adapted for each customer's particular requirements.

Substantially all of our assets and principal business operations are located in British Columbia, Canada.  Revenues from operations were approximately $4,905,579 in the year ended December 31, 2005 and $5,020,560 in the year ended December 31, 2004.  A summary of sales by geographic region for the years ended December 31, 2005 and 2004 is as follows:

Place	2005 Sales	% of Total 2005 Sales	2004 Sales	% of Total 2004 Sales
Israel	$69,000	1.4%	$101,000	2.0%
United States	1,903,000	38.8%	1,981,000	39.5%
China	2,346,000	47.8%	2,477,000	49.3%
Canada	588,000	12.0%	462,000	9.2%

Product Research and Development

During the years ended December 31, 2005 and 2004, we spent $2,631,598 and $1,230,409, respectively, on research and development activities, including stock-based compensation expenses of $57,059 and $38,385, respectively.

In the most recent two years, we have augmented our research and development capabilities by adding experienced hardware and software engineers to our product development team. We devote a large portion of our research and development resources towards next generation products and towards developing products for customers that we consider to have long-term revenue and growth potential.

Sales and Marketing of Our Products

Our principal customers are the original equipment manufacturers (“OEMs”) of repeaters and base stations.  The original equipment manufacturers sell their products, which include our radio frequency power amplifiers and subsystems, to the operators of wireless networks.

We sell our products through independent sales agents who are paid on a commission basis and through sales individuals who are employed on a full time basis.  We seek to identify and engage sales representatives who will sell our products in additional markets.

Our sales to date have been by way of purchase orders that typically cover periods ranging from several months to one year.  We have no sales agreements that extend beyond one year.

 Manufacturing and Suppliers

We subcontract a portion of our manufacturing processes to qualified companies with a history of quality assurance.  This reduces the need for capital expenditures for manufacturing facilities and staff, and allows us to utilize specialists in each stage of manufacturing.  Alternate contract manufacturers are available should any of our existing contract manufacturers cease to provide services to us.

The process to assemble, test and tune many of our current products is labor intensive.  We assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Burnaby, British Columbia, for low volume production orders. We rely on contract manufacturers in Canada and China for our high volume production orders.

The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components.  We have from time to time experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Our arrangements with suppliers are on a short-term basis. To date we have not entered into any long-term arrangements.

Competition and Competitive Advantage

Within the market for RF power amplifiers, there are two dominant companies and a number of smaller ones.  The dominant companies -- Powerwave and Andrew -- collectively represent a significant proportion of sales in the RF power amplifier market.  These companies are vertically integrated suppliers of RF power amplifiers, components, antenna systems, primarily to customers in the telecom and defense industries, and supply the largest OEM vendors in our industry.

To compete, we focus on specific niches within the wireless network infrastructure, seek to enter into partnerships with leading edge technology vendors, and maintain a low overhead / outsourced manufacturing model.  We believe our size, infrastructure technology and location allow us to provide our customers with economically attractive and timely responses to their individual requests.

Intellectual Property

We rely on a combination of trademarks and trade secrets to protect our intellectual property.  We execute confidentiality and non-disclosure agreements with our management and engineering employees and limit access to our proprietary information.

Trade-Marks

We use the trade-mark "Unity Wireless," which is registered in Canada.  We intend to register the "Unity Wireless" trade-mark in the U.S. and other countries.

Service and Product Warranty

We offer a standard warranty of one year on parts and labor from date of shipment on our radio frequency amplifiers, and on occasion offer a warranty period of up to two years.  We repair units under warranty at our cost and return the units freight prepaid back to the customer.  We generally warranty a repaired unit for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

Our warranties specifically exclude all liabilities for "special, incidental, direct, indirect, or consequential damages or expenses whatsoever" arising from the functioning or use of, or inability to use, the warranted products.  No warranties are made in the event that product has been improperly installed, subjected to abuse or negligence, or tampered with.  Consumer protection and other laws may limit our ability to limit our liability or to exclude certain types of damages.

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

Significant Customers

We had sales of $4,905,579 for the year ended December 31, 2005.   One customer accounted for 34.5% of sales and another accounted for 30.7% of sales. No other customer accounted for more than 10% of our sales.

Employees

We currently employ 46 people.

Item 2.  Description of Property.

Our executive and head offices are located at 7438 Fraser Park Drive, Burnaby, British Columbia, V5J 5B9.  The offices are approximately 11,000 square feet in size and are leased on a six (6) year basis, expiring June 30, 2009, at a monthly rent of approximately $8,816 (CDN$10,261) excluding property taxes, maintenance and utilities.

We have a customer support office in China located at Room 1401, Zhuoyue Building, Fuhua Road 1, Central Zone, Futian District, Shenzhen, 518026, China.  We rent this office on a month-to-month basis for $500 plus operating expenses per month.

We have a customer support office in the US located at 1313 E. Maple St. Suite# 415, Bellingham, WA, 98225, US.  We rent this office on a month-to-month basis for $100 plus operating expenses per month.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

The Company held its Annual Meeting on June 30, 2005. The results of matters voted at that Meeting were reported in Part II, Item 4 of the Company's Form 10-QSB filed August 11, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In the United States, our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "UTYW."  The following quotations obtained from Yahoo Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2005	$0.20	$0.12
September 30, 2005	$0.21	$0.17
June 30, 2005	$0.29	$0.22
March 31, 2005	$0.34	$0.23
December 31, 2004	$0.25	$0.19
September 30, 2004	$0.26	$0.17
June 30, 2004	$0.40	$0.30
March 31, 2004	$0.54	$0.27

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

On March 27, 2006, the shareholders' list of our common shares showed 166 registered shareholders and 92,457,873 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  We are restricted from declaring dividends on our common shares under agreements with certain holders of our notes.

Equity Compensation Plan Information

Our current stock option plan, entitled the 1999 Stock Option Plan, was adopted by our directors on December 6, 1999 and approved by our shareholders on July 5, 2000.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2005.

Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted-Average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
6,775,417	$0.25	11,401,662 (1)

(1)

On July 5, 2000, our shareholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding.  As at December 31, 2005, the maximum number was 18,177,079.  For further information on our stock option plan, refer to footnote 10 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the three month period ended December 31, 2005.

Subsequent to December 31, 2005 we issued:

1.

223,333 shares of common stock as $33,500 in compensation to certain directors for board and committee meetings attendance in 2005.

2.

250,000 shares of common stock as settlement of $37,500 services provided by an officer of the company.

3.

14,493 shares of common stock upon settlement of $2,174 in trade accounts payable.

4.

Secured convertible notes with a principal value of $2,200,000 and convertible into shares of common stock at a purchase price of $0.16 per share to Bushido Capital Master Fund, L.P, Centrecourt Asset Management, LLC, and Gamma Opportunity Capital Partners, L.P on February 28, 2006 (the “February 2006 Financing”) . In connection with issuance of these secured convertible notes, we issued to these investors warrants to purchase 8,250,000 shares of common stock at an exercise price of $0.16.  Subject to certain conditions, the conversion price of the secured convertible notes and the exercise price of the warrants will be reduced on an unweighted basis if the Company issues equity securities at an effective price of less than $0.16 per share. The February 2006 Financing is more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

5.

During February 2006, the Corporation also issued replacement warrants to purchase 555,555 shares of common stock exercisable at $0.20 for a period of two years to the warrant holders who exercised their warrants during February of 2006.

We issued these securities in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1993 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Years Ended December 31, 2005 and 2004

Sales

Net sales in 2005 were $4,905,579, a decrease of $114,981 or 2.29%, from net sales of $5,020,560 in 2004.  This decrease was primarily due to fluctuations in the delivery of our production volume projects.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during 2005 was $3,792,999, a decrease of $411,336 or 9.78%, from $4,204,335 in 2004.  Cost of goods sold includes stock-based compensation expenses of $27,265 in 2005 versus $18,835 in 2004.

The gross margin for the year ended December 31, 2005 of $1,112,580 or 22.68% of net sales represented an increase from a gross margin of $816,225 or 16.26% of net sales for the year ended December 31, 2004. This primarily reflects lower per unit purchase costs of product components because of increased purchase volumes, as well as more efficient production processes.

Research and development expenses for the year ended December 31, 2005 were $2,631,598, an increase of $1,401,189 or 113.88%, from $1,230,409 for the year ended December 31, 2004. This increase was primarily due to a substantial increase in the number of research and development projects in 2005.  The Stock-based compensation expense for research and development was $57,059 in 2005 versus $38,385 in 2004.

Sales and marketing expenses for the year ended December 31, 2005 were $615,953, an increase of $56,768 or 10.15%, from $559,185 for the year ended December 31, 2004. The increase primarily reflects the engagement of additional sales personnel, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation recovery of $16,520 in 2005 versus an expense at $63,430 in 2004.

Depreciation and amortization expenses for the year ended December 31, 2005 were $266,267, an increase of $193,671 or 266.78% from $72,596 in 2004. The increase is primarily due to an increase in depreciable assets leased under capital leases.

Exchange loss for 2005 was $103,681, a decrease $78,869 or 43.2%, from $182,550 for the year ended 2004. The increase was due to the fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expenses for 2005 were $276,993, an increase of 197,288 or 247.52%, from $79,705 in 2004.  The increase was primarily due to the increase in interest payable on convertible debenture issued in August of 2004 and the first quarter of 2005.

General and administrative expenses for 2005 were $1,805,067, an increase of $124,627 or 7.42%, from $1,680,440 in 2004. General and administrative expenses include stock-based compensation expense of $590,014 in 2005 versus $685,552 for 2004.

Other Income and Expenses

Accretions of interest and debt settlement expenses for 2005 were $888,467, an increase of $619,304 or 230.09% from $269,163 in 2004.  This increase reflects the issuance of convertible debentures in August of 2004 and the first quarter of 2005.

Other earnings in 2005 were $nil, a decrease of $14,133 from 2004.

Liquidity and Capital Resources

During 2005, our cash position decreased by $52,500. The primary use of cash was for our continued operations. We had no material investing activities in 2005.

Since our inception, we have been dependent on sales of debt and equity securities as our primary source of liquidity.  We had an accumulated deficit at December 31, 2005 of $27,272,486. During 2005, we incurred a net loss, inclusive of stock-based compensation expense and other non cash charges, of $5,450,408 (2004 - loss of $3,318,998). At December 31, 2005, we had a working capital deficit of $1,985,375.  Our operations presently generate negative cash flow, and we do not expect positive cash flow from operations in the near term.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure existing borrowings.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Inflation/Seasonal Aspects

We do not believe that inflation had a significant impact on our consolidated results of operations or financial condition.  There is no seasonal aspects material to the Company’s business.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’ (‘‘FSP 115-1’’), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than- temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. The impact of the adoption of FSP 115-1 will have on the Corporation’s consolidated financial statements is not yet determinable.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was effective for the fourth quarter of 2005. EITF 05-6 did not have a significant impact on the Corporation’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on the Corporation’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective in the fourth quarter of 2005. FIN 47 did not have a significant impact on the Corporation’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”).  This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements.  The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  FAS No. 123R will be effective for the Corporation commencing January 1, 2006.  The Corporation does not expect the adoption of FAS No. 123R to have a material effect on its consolidated financial statements as the Corporation presently expenses stock-based compensation to employees by the fair value method.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 2005, the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment and goodwill's recoverable amounts.

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

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values.  Goodwill is allocated as of the date of the business combination to our reporting units that are expected to benefit from the synergies of the business combination.  Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.  The impairment test is carried out in two steps.  In the first step, the carrying amount of the reporting unit is compared with its fair value.  When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary.  The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any.  The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price.  When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.  We consider ourselves to operate as a single reporting unit.  Fair value of the reporting unit is measured by reference to such factors as estimated future cash flows and the market value of our common shares.  Changes in these factors could impact future impairment conclusions.

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

The Report of Independent Registered Public Accounting Firm for the audited consolidated financial statements for the years ended December 31, 2005 and 2004 dated March 17, 2006.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004.

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity(deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

March 17, 2006

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Years ended December 31, 2005 and 2004

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2005 and 2004
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 157,046	$ 209,546
Accounts receivable (less allowance for doubtful accounts of $nil (2004 - $nil)	708,828	794,467
Inventory (note 4)	1,124,485	833,390
Prepaid expenses and deposits	74,466	50,618
	2,064,825	1,888,021

Capital assets, net (note 5)	1,160,539	547,698
Patents	-	1,418
Goodwill	741,596	741,596

	$ 3,966,960	$ 3,178,733

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$ 2,895,507	$ 1,505,012
Obligations under capital leases (note 7)	345,622	97,208
Loans payable (note 8)	-	47,583
Convertible debenture (note 9)	766,109	85,600
Product warranty (note 14(c))	42,961	40,667
	4,050,199	1,776,070

Obligations under capital lease (note 7)	452,567	215,338
Convertible debenture (note 9)	224,194	576,504
	4,726,960	2,567,912
Stockholders' equity (Deficit):
Common stock (note 10), 90,885,396 (2004 – 80,213,945) issued and outstanding	90,885	80,214
Additional paid-in capital	26,490,425	22,315,576
Accumulated deficit	(27,272,486)	(21,822,078)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	37,109
	(760,000)	610,821

	$ 3,966,960	$ 3,178,733

Future operations (note 2)

Commitments (note 11)

Contingent liabilities (note 14)

Related party transactions (note 16)

Subsequent event (note 17)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Ilan Kenig	Director	/s/ Ken Maddison	Director

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2005 and 2004
	2005	2004

Net sales	$ 4,905,579	$ 5,020,560
Cost of goods sold (includes stock-based compensation expense of $27,265 in 2005 and $18,835 in 2004 and excludes depreciation and amortization shown separately below)	3,792,999	4,204,335
	1,112,580	816,225
Expenses:
Research and development (includes stock-based compensation expense of $57,059 in 2005 and $38,385 in 2004)	2,631,598	1,230,409
Government grant (note 14)	(98,622)	-
Royalty payments for government grant (note 14(a))	73,584	75,308
Sales and marketing (includes stock-based compensation expense (recovery) of $(16,520) in 2005 and $63,430 in 2004)	615,953	559,185
Depreciation and amortization	266,267	72,596
Exchange loss	103,681	182,550
Interest expense, excluding accretion of interest and loss on debt settlement	276,993	79,705
General and administrative (includes stock-based compensation expense of $590,014 in 2005 and $685,552 in 2004)	1,805,067	1,680,440
	5,674,521	3,880,193

Operating loss for the period	(4,561,941)	(3,063,968)
Accretion of interest and loss on debt settlement	(888,467)	(269,163)

Other income	-	14,133

Loss for the year	(5,450,408)	(3,318,998)

Basic and diluted loss per common share (note 10(a))	$ (0.06)	$ (0.04)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Stockholders’ Equity(Deficit)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Number of Common Stock	Common Stock Issued and Outstanding	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholder's Equity(Deficit)
Balance as at December 31, 2003	63,578,953	63,579	18,831,807	(18,503,080)	133,429	525,735
Issued on exercise of options and warrants	14,601,060	14,601	1,739,641			1,754,242
Issued pursuant to private placement	1,016,105	1,016	188,793			189,809
Issued upon settlement of accounts payable	437,827	438	90,057			90,495
Issued upon conversion of convertible debt	580,000	580	113,820			114,400
Compensation expense of options and warrants		-	806,202			806,202
Share issue costs		-	(260,010)			(260,010)
Beneficial conversion option on convertible debenture (note 9)			805,266			805,266
Loss for the year		-		(3,318,998)		(3,318,998)
Currency translation adjustment		-			(96,320)	(96,320)
Comprehensive loss		-				(3,415,318)
Balance as at December 31, 2004	80,213,945	80,214	22,315,576	(21,822,078)	37,109	610,821
Issued on exercise of options and warrants	6,071,631	6,071	914,674			920,745
Issued upon settlement of accounts payable	1,456,863	1,457	283,926			285,383
Issued upon conversion of convertible debt	3,142,957	3,143	620,893			624,036
Compensation expense of options and warrants		-	657,818			657,818
Share issue costs		-	(238,695)			(238,695)
Beneficial conversion option on convertible debenture (note 9)			1,936,233			1,936,233
Loss for the year		-		(5,450,408)		(5,450,408)
Currency translation adjustment		-			(105,933)	(105,933)
Comprehensive loss		-				(5,556,341)
Balance as at December 31, 2005	90,885,396	90,885	26,490,425	(27,272,486)	(68,824)	(760,000)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Year Ended December 31, 2005 and 2004
	2005	2004

Operations:
Loss for the period	$ (5,450,408)	$ (3,318,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	888,467	269,163
Depreciation and amortization	266,267	72,596
Stock-based compensation	657,818	806,202
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	125,280	(554,242)
Inventory	(234,506)	(424,760)
Prepaid expenses	(20,168)	2,755
Accounts payable and accrued liabilities	1,539,617	546,726
	(2,227,633)	(2,600,558)
Investments:
Acquisition of equipment	(132,424)	(139,231)
Restricted cash	-	96,057
	(132,424)	(43,174)
Financing:
Bank indebtedness	-	(113,563)
Loans payable	-	119,616
Capital lease obligation	(259,623)	(10,317)
Convertible debentures	2,000,000	1,250,000
Cash proceeds on issuance of common shares	873,163	1,906,659
Share issue costs	(238,695)	(260,010)
	2,374,845	2,892,385

Effect of foreign exchange rate changes on cash and cash equivalents	(67,288)	(97,164)

Increase (decrease) in cash and cash equivalents	(52,500)	151,489

Cash and cash equivalents, beginning of period	209,546	58,057

Cash and cash equivalents, end of period	$ 157,046	$ 209,546

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2005 and 2004

1.

Nature of business:

Unity Wireless Corporation (the “Corporation”) was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation (“Sonic Delaware”).  Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000.  The Corporation is a designer, developer and manufacturer of wireless technologies and produces high power linear radio frequency (RF) amplifiers.  High power linear RF amplifiers are used in both mobile and fixed wireless voice; Internet and data base station and repeater networks and support Cellular, PCS (Personal Communications Services), Paging and WLL (Wireless Local Loop) frequencies.

2.

Future operations:

During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $5,450,408 (2004 - $3,318,998) and used cash in operations of $2,227,633 (2004 - $2,600,558).

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by both current and long-term debt and equity transactions.  At December 31, 2005, the Corporation will require additional financing to continue to operate at current levels throughout 2006.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

3.

Significant accounting policies:

(a)

Principles of consolidation:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Unity Wireless Systems Corp. (“Unity Systems”).  All significant intercompany accounts and transactions have been eliminated.

(b)

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, particularly the recoverability of inventory, equipment and goodwill, and liabilities (particularly product warranty) and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

(c)

Financial instruments:

(i)

Fair values:

At December 31, 2005, the Corporation has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loans payable, and convertible debentures.  The carrying values of these financial instruments are considered to approximate fair value based on their short-term nature.  Based on borrowing rates currently available to the Corporation, the carrying values of the obligations under capital lease approximate their fair values.

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”.  This statement requires the Corporation to recognize derivatives on its balance sheet at fair value.  The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value.  The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2005 or 2004.

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

(e)

Inventory:

Inventory is carried at the lower of cost, determined on an average cost method, and market.  Market is considered to be replacement cost for raw materials and net realizable value for finished goods.  The cost of finished goods includes the cost of raw material, direct labor, and an appropriate allocation of related overhead.

 (f)

Capital assets:

Capital assets are stated at cost.  Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

Asset	Rate

Computer equipment and software	30%
Computer equipment and software - leased	30%
Furniture and fixtures	20%
Production and R&D equipment	20%
Production and R&D equipment - leased	20%

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

Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.  The impairment test is carried out in two steps.  In the first step, the carrying amount of the reporting unit is compared with its fair value.  When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary.  The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any.  The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price.  When the carrying amount of a reporting unit exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations before extraordinary items and discontinued operations.  No impairment has been recognized to December 31, 2005.

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

3.

Significant accounting policies (continued):

 (n)

Product warranty:

A liability for estimated warranty expense is established by a charge against cost of goods sold at the time revenue is recognized as products are sold.  The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.  The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate (note 14(c)).

(o)

Research and development:

Research and development costs are expensed as incurred.

(p)

Stock option plan:

Effective January 1, 2004, the Corporation adopted FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, using the modified prospective method.  Under the modified prospective method of adoption selected by the Corporation, the employee and non-employee stock-based compensation expense recognized in the year ended December 31, 2005 is the same as that which would have been recognized for the same period had the recognition provision of SFAS No. 123, Accounting for Stock-based Compensation, been applied from its original effective date.  Results for prior periods have not been restated.

The fair value of each option granted in 2005 and 2004 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 154% (2004 – 175%) based on weekly stock price; risk-free interest rate of 3.25% (2004 – 3.25%) and expected lives between 1 to 5 years.

The weighted-average fair value of options granted during 2005 and 2004 was $0.21 and $0.45 respectively.

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

(s)

Comprehensive loss:

Comprehensive loss measures all changes in stockholders' equity from transactions and other events and circumstances from non-owner sources.  For the periods presented, other comprehensive loss comprises only foreign currency translation.

(t)

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

 (u)

Related party transactions:

Related party transactions in the normal course of operations are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(v)

Recent pronouncements:

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’’ (‘‘FSP 115-1’’), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than- temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in the first quarter of fiscal 2006. The impact of the adoption of FSP 115-1 will have on the Corporation’s consolidated financial statements is not yet determinable.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was effective for the fourth quarter of 2005. EITF 05-6 did not have a significant impact on the Corporation’s consolidated financial statements.

3.

Significant accounting policies (continued):

(v)

Recent pronouncements (continued):

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on the Corporation’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective in the fourth quarter of 2005. FIN 47 did not have a significant impact on the Corporation’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 entitled “Share-Based Payment” (“FAS No. 123R”).  This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements.  The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Although, the Corporation does not expect the adoption of FAS No. 123R to have a material effect on its consolidated financial statements as the Corporation presently expenses stock-based compensation to employees by the fair value method (note 3(p)), it has not completed its analysis of the implications of this standard.

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

4.

Inventory:

	2005	2004

Raw materials	$ 940,265	$ 828,162
Finished goods	184,220	5,228

	$ 1,124,485	$ 833,390

5.

Capital assets:

Capital assets consist of the following:

		2005		2004
	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$ 189,738	$ 143,605	$ 170,898	$ 121,634
Computer software	99,153	70,490	80,515	62,568
Computer software under capital lease	229,997	50,623	-	-
Furniture and fixtures	62,910	34,978	53,442	28,387
Leasehold improvements	71,117	42,258	48,606	28,593
Production and R&D equipment	258,696	179,210	195,172	77,914
Production and R&D equipment under capital lease	837,574	67,482	322,862	4,701

	$ 1,749,185	$ 588,646	$ 871,495	$ 323,797

Net book value	$ 1,160,539		$ 547,698

6.

Accounts payables and accrued liabilities:

	2005	2004

Trade accounts payable	$ 2,053,363	$ 1,167,551
Accrued liabilities	842,144	337,461

	$ 2,895,507	$ 1,505,012

7.

Obligations under capital leases:

The Corporation leases R&D and Production equipment under capital leases expiring at various dates to 2008.  As at December 31, 2005, future minimum lease payments under capital leases are as follows:

2005
2006	$ 415,137
2007	398,432
2008	78,096
$ 891,665

Amount representing interest	(93,476)
$ 798,189

Current portion	345,622

$ 452,567

Interest rates on the capital leases average approximately 9.77%.  Interest expense for the year ended December 31, 2005 is $68,189 ($nil – 2004).

8.

Loans payable:

	2005	2004

Promissory notes	$ -	$ 47,583

As at December 31, 2004, the Corporation was indebted to a former director for an aggregate of $47,583 by way of a non-interest bearing promissory note. The promissory note was repaid as at September 30, 2005.

9.

Convertible debenture:

(a) During August 2004, the Corporation received gross cash proceeds of $1,250,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 3,750,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on August 31, 2004 and the debentures mature on August 31, 2006.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the debentures is $0.20 per share of common stock.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

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

During 2005, accretion of $345,004 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during 2005, $200,000 of these debentures were converted into 1,000,000 common shares in accordance with their original terms.  As at December 31, 2005, $950,000 of these debentures remain outstanding.

9.   Convertible debenture (continued):

(b) During February 2005, the Corporation received gross cash proceeds of $1,500,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 4,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 11, 2005 and the debentures mature on February 11, 2007.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. The conversion price of the debentures is $0.20 per share of common stock.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before February 11, 2010, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $1,452,175, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $47,825 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from February 11, 2005 to the initial maturity date of February 11, 2007.

During 2005, accretion of $294,098 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also during 2005, $150,000 of these debentures were converted into 750,000 common shares in accordance with their original terms.  As at December 31, 2005, $1,350,000 of these debentures remain outstanding.

9.

Convertible debenture (continued):

(c)

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

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $484,058, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $15,942 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from March 24, 2005 to the initial maturity date of March 24, 2007.

During 2005, accretion of $249,365 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability. Also during 2005, $233,036 of these debentures were converted into 1,165,180 common shares in accordance with their original terms.  As at December 31, 2005, $266,964 of these debentures remain outstanding.

10.

Common stock:

 Authorized share capital:

150,000,000 common stock at par value of $0.001 per share

5,000,000 preferred stock at par value of $0.001 per share

(a)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2005	2004

Loss for the period	$ (5,450,408)	$ (3,318,998)

Weighted average number of:
Common shares outstanding	85,938,087	75,144,825

Basic and diluted loss per common share	$ (0.06)	$ (0.04)

For the years ended December 31, 2005 and 2004, all of the Corporation’s common shares issuable upon the exercise of stock options, warrants and convertible debentures were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

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

Included in expenses for 2005 is total stock-based compensation of $657,818 (2004 - $806,202).

Stock option transactions for the respective periods and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2003	7,589,707	5,126,083	$ 0.19
Options granted	(2,560,000)	2,560,000	0.41
Options expired/cancelled	628,666	(628,666)	0.32
Options exercised	-	(304,917)	0.15
Increase in reserved for issuance	3,631,916	-	-

Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26

Options granted	(2,952,500)	2,952,500	0.24
Options expired/cancelled	2,153,752	(2,153,752)	0.29
Options exercised	-	(775,831)	0.17
Increase in reserved for issuance	2,910,121	-	-

Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25

10.

Common stock (continued):

 (b)

Stock option plan (continued):

The following table summarizes information about stock options under the plan outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at December 31, 2005	Weighted average exercise price

$0.11 - 0.20	3,330,417	3.28	$0.16	1,984,236	$0.15
$0.23 - 0.29	2,105,000	4.05	$0.27	639,167	$0.27
$0.30 - 0.38	940,000	2.94	$0.34	607,500	$0.33
$0.70	400,000	3.50	$0.70	200,000	$0.70

	6,775,417	3.49	$0.25	3,430,903	$0.24

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

(c)

Warrants:

The following non-transferable share purchase warrants were outstanding at December 31, 2005:

Expiry date	Exercise price per share	Number of shares

March 31, 2006	$ 0.50	2,059,492
August 31, 2006	0.23	555,555
October 13, 2006	0.20	125,000
May 1, 2007	0.32	120,000
September 30, 2007	0.50	525,700
September 30, 2007	0.25	1,553,433
October 01, 2007	0.20	100,000
October 01, 2008	0.25	150,000
August 31, 2009	0.20	1,750,000
October 13, 2009	0.20	150,000
February 11, 2010	0.20	4,500,000
March 14, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000

11.

Commitments:

The Corporation has the following future minimum lease commitments for premises and equipment:

2006	$ 105,793
2007	105,793
2008	105,793
2009	52,896

$ 370,275

In 2005, rent expense was $93,100 (2004 - $77,231).

12.

Income taxes:

At December 31, 2005, the Corporation has US tax net operating loss carryforwards approximating $2,842,025 which will begin to expire in 2019.

The Corporation has Canadian tax net operating losses of approximately $15,754,000 which expire as follows:

2006	$ 1,653,000
2007	$ 3,450,000
2008	$ 1,287,000
2009	$ 2,990,000
2010	$ 1,274,000
2011	$ 1,856,000
2015	$ 3,244,000

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Corporation has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

Expected tax recovery of $1,891,292, which amount has been calculated by applying the statutory tax rate of 34.7% to the loss before income taxes of $5,450,408, differs from income tax expense of $nil due primarily to the existence of loss carryforwards created in the year, the tax benefit of which has been offset by an increase in the valuation allowance.

12.

Income taxes (continued):

Significant components of the Corporation’s deferred tax assets as of December 31 are as follows:

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$ 6,165,300	$ 5,262,696
Depreciation/amortization	51,542	256,113
Other	1,141,021	1,071,549

Total deferred tax assets	7,357,863	6,590,358
Valuation allowance	(7,357,863)	(6,590,358)

Net deferred taxes	$ -	$ -

13.

Segmented information:

(a)

Segment information:

During 2005 and 2004, the Corporation was operating only in the RF power amplifier segment.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2005	2004

China	$ 2,346	$ 2,477
United States	1,903	1,981
Israel	69	101
Canada	588	462

Total sales	$ 4,906	$ 5,021

13.

Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2005	2004
Customer A	$ 1,506	$ 2,477
Customer B	442	416
Customer C	-	977
Customer D	486	174
Customer E	1,693	-

Accounts receivable representing greater than 10% of total outstanding accounts receivable are as follows ($000):

	2005	2004
Customer A	$ 174	$ 132
Customer B	19	89
Customer D	395	124
Customer E	54	167

14.

Contingent liabilities:

 (a)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid between 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to December 31, 2005.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For December 31, 2005, the Corporation recorded $73,584 (CDN$89,781) as royalties expense and $75,308 (CDN $98,006) in 2004.

 (iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, nil in 2004 and $163,456 (CDN$ 233,333) in 2003, which have been recorded as government grant income, a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid.  As at December 31, 2005, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

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

Contingent liabilities (continued):

(c)

Product warranty:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

	2005	2004

Balance, beginning of year	$ 40,667	$ 38,084
Provision increase	32,530	41,775
Expenditures	(30,236)	(39,192)

Balance, end of year	$ 42,961	$ 40,667

15.

Supplementary information:

(a)

Cash flow information:

	2005	2004

Cash paid for:
Interest	$ 77,405	$ 20,690
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	285,383	90,495
Issuance of common shares upon exercise of optionsin settlement of promissory notes payable	47,583	-
Issuance of common shares on conversion of convertible debenture (note 9)	624,036	114,400
Purchase of equipment funded by obligation under capital lease	745,266	322,862
Amendment of note payable to convertible note payable	-	99,999

 (b)

Allowance for doubtful accounts:

	2005	2004

Balance, beginning of year	$ -	$ 11,503
Recoveries and other adjustments	-	(11,503)

Balance, end of year	$ -	$ -

16.

Related party transactions:

During the year ended December 31, 2005, the Corporation incurred professional fees of $9,428(2004 - $8,974) from a company owned by a director of the Corporation and incurred nil (2004 - $32,275) consulting fees from a company owned by a former director of the Corporation.  These amounts are included in general and administrative expenses.

17.

Subsequent events:

(i)   Subsequent to December 31, 2005, the Corporation realized gross cash proceeds of $2,200,000 from the issuance of 8% redeemable convertible notes(“Notes”) of the Corporation plus 6,875,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 28, 2006 and the Notes are to mature on February 28, 2009.  The Notes are convertible into common stock at the option of the holders at $0.16 per share, provided that until July 1, 2006 the Notes are convertible into a maximum aggregate of 10,000,000 shares of common stock.  Also, subject to certain conditions, the Corporation can force conversion of the Notes if the volume weighted average price of the common stock is at least $0.32 for 20 consecutive trading days. Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.16 on or before February 28, 2011, on which date the warrants will expire.

(ii)  Effective February 15, 2006, the Company entered into a merger agreement (the "Agreement") dated February 7, 2006 with Avantry Ltd., an Israeli corporation ("Avantry"), for the merger of Avantry into Unity Wireless Microwave Systems Ltd., a newly formed Israeli corporation that is wholly owned by the Corporation.

At the closing the Corporation will issue to the shareholders of Avantry convertible promissory notes of the Corporation in the aggregate principal amount of USD $1,750,000 and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of USD $0.40 a share.

The closing of the transaction is subject to standard closing conditions, including regulatory approvals.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A:  Controls and Procedures:

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ilan Kenig	President, Chief Executive Officer and Director	45	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Andrew James Chamberlain	Corporate Secretary, Director	44	October 28, 2002
Dallas Pretty	Chief Financial Officer	36	April 1, 2004
Ken Maddison	Director	65	October 29, 1998
Victor Halpert	Director	46	October, 12, 2004
Doron Nevo	Director	50	July 11, 2002

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

Dallas Pretty – Chief Financial Officer

Mr. Pretty has been employed by the Company since April 1, 2004 as its Chief Financial Officer. He worked in senior management roles with British Columbia technology companies from April 2000 to March 2004. Mr. Pretty is a Chartered Accountant.

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

Andrew James Chamberlain – Director, Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison since 1997.  Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school.  Mr. Chamberlain is a director a director of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

Victor Halpert - Director

Victor Halpert brings nearly 15 years of financial and accounting experience to the Company’s board of directors. From June, 1999 until January 2003, he has served as an equity research analyst with Salomon Smith Barney, Robertson Stephens, Salomon Brothers and Israel Equity Research & Management Ltd. and previously as an accountant with Arthur Anderson LLC. As a highly regarded equity research analyst, Mr. Halpert primarily covered Israeli technology and telecommunications companies. Since leaving his position as Director - Equity Research, Israel Technology Analyst for Salomon Smith Barney in New York, Mr. Halpert has been managing a small hedge fund that specializes in global growth companies. He holds a Master of Business Administration degree from the University of Chicago and a Master of Science in Accounting degree from the University of Illinois at Chicago.

Doron Nevo - Director

Mr. Nevo brings more than 20 years of business experience in high technology and telecommunications companies to the Company’s board of directors.  Currently, Mr. Nevo is President and CEO of KiloLambda Technologies, Ltd. an optical subsystems company he founded in early 2001.  From July 1999 to January 2001, Mr. Nevo was the President and CEO of D.FourD., Ltd., a venture capital investment company.  From March 1996 to June 1999, Mr. Nevo was President and CEO of NKO, Inc. a company he founded that designed and developed a carrier grade IP Telephony system platform and established its own IP network.  From February 1992 to February 1996, Mr. Nevo was also President and CEO of Clalcom Ltd., an international telecommunications service provider in Israel which he founded in 1992.  Prior to Clalcom, he held various positions with Sprint International Inc.  He also serves on the board of a number of companies including Audiocodes, Ltd. (a telecommunication technology company), Elcom Technologies (a manufacturer of Satcom and Digital Radio synthesizers), and Notox, Ltd. (a biotech company).  Mr. Nevo received a B.Sc. in Electrical Engineering from the Technion and an M.Sc. in Telecommunications Management from Brooklyn Polytechnic.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2005, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, other than identified below,  filed all required reports on a timely basis.

The following officers, directors and greater than ten-percent beneficial owners were late in complying with Section 16(a) filing requirements: Dallas Pretty, Ilan Kenig, Ken Maddison, Doron Nevo, Victor Halpert and William N. Weidman were late in filing Form 4 Statement of Changes in Beneficial Ownership of Securities on one occasion that was not an open market purchase or sale.

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2005 to the Company's Chief Executive Officer. No other executive officer received an aggregate annual salary and bonus that exceeded $100,000

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Ilan Kenig Chief Executive Officer (2)	2005 2004 2003	$140,000(2) $84,530(2) $72,000(2)	Nil Nil Nil	Nil Nil Nil	1,250,000(2) 350,000(2) 800,000(2)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

 (1)  The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)  Compensation in 2005 consisted of $140,000 for serving a full year as our Chief Executive Officer and President of which $30,000 was paid in shares. Compensation in 2004 consisted of $84,530 for serving a full year as our Chief Executive Officer and President.  Compensation in 2003 consisted of $72,000 for serving a full year as our Chief Executive Officer and President. On March 18, 2005, Mr. Kenig received options to acquire 1,250,000 shares of common stock. On March 22, 2004, Mr. Kenig received options to acquire 100,000 shares of common stock and on April 2, 2004 Mr. Kenig received options to acquire a further 250,000 shares of common stock. On September 15, 2003 Mr. Kenig received 800,000 options as partial compensation for serving as our Chief Executive Officer and President.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2005.  We have never issued stock appreciation rights.  We grant options that generally vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant.  The term of each option granted is generally five years from the date of grant.  Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer(2)	1,250,000(3)	42.3%	$0.27	March 18, 2010
Dallas Pretty Chief Financial Officer(4)	25,000(5)	0.8%	$0.27	March 18, 2010

(1)  The denominator (2,952,500) is the total numbers of options awarded during the year.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.

(3) Ilan Kenig received 1,250,000 options on March 18, 2005 that are  exercisable at $0.27 per share and vest over three years.

(4) Mr. Pretty was appointed as our Chief Financial Officer on April 1, 2004.

(5) Dallas Pretty received 25,000 options on March 18, 2005 that are exercisable at $0.27 per share and vest over three years.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.  The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.16 per share) and the exercise price of the individual's options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Ilan Kenig(2)	Nil	Nil	1,737,500	1,087,500	$18,000	-
Dallas Pretty(3)	Nil	Nil	254,167	270,833	-	-

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.16 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Mr. Kenig was appointed as our Chief Executive Officer on October 31, 2002 and as our President on April 1, 2002.

(3) Mr. Pretty was appointed as our Chief Financial Officer on April 1, 2004.

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

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors receive $1,000 per board meeting and $500 per committee meeting. Our Audit Committee Chairman receives $12,000 per year. Directors are entitled to reimbursement of expenses incurred in attending meetings.  In addition, our directors are entitled to participate in our stock option plan.  Members of our board of directors receive annual grants of options as follows:

Director	25,000 options
Audit Committee Chairman	25,000 options
Audit Committee Member	5,000 options

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

During the year ended December 31, 1998, we established a stock option plan pursuant to which 3,000,000 common shares were reserved for issuance.  This plan was replaced when, on December 6, 1999, we adopted a new stock option plan (the 1999 Stock Option Plan) pursuant to which 5,000,000 common shares were reserved for issuance.  On July 5, 2000, the stockholders approved this plan including a change in the maximum number of options issuable under this plan to 20% of the number of common shares outstanding including shares of common stock issuable under the plan.  As of December 31, 2005, this maximum number was 18,177,079.  All outstanding options will be subject to the provisions of the new plan.

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

The fair value of each option granted in the years ended December 31, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 154% (2004 - 175%) based on weekly stock price; risk-free interest rate of 3.25% (2004 - 3.25%) and expected lives between one to five years.  The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 was $0.21 and $0.45 respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 27, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ilan Kenig 177 Telegraph Rd #248 Bellingham, WA 98226	2,401,222 (2)	2.43%
Dallas Pretty 462 E17th Vancouver, BC V5V 1B1	591,664 (3)	Nil*
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	310,952 (4)	Nil*
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	439,285 (5)	Nil*
Victor Halpert 79 Madison Avenue, 6TH Floor New York, NY 10016	116,309 (6)	Nil*
Andrew Chamberlain 9222 - 183B Street Edmonton, AB T5J 3Z7	190,971 (7)	Nil*
William Weidman 136 Shorewood Drive Great Neck, NY 11021	20,645,408 (8)	20.93%
Directors and Executive Officers as a Group	4,050,403 (9)	4.11%

Nil* - less than 1%

(1)

Based on 92,457,873 shares of common stock issued and outstanding as of March 27, 2006.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes options to acquire an aggregate of 1,858,333 shares of common stock exercisable within sixty days.

(3)

Includes options to acquire an aggregate of 341,664 shares of common stock exercisable within sixty days.

(4)

Includes options to acquire an aggregate of 163,333 shares of common stock exercisable within sixty days.

(5)

Includes options to acquire an aggregate of 159,166 shares of common stock exercisable within sixty days.

(6)

Includes options to acquire an aggregate of 55,833 shares of common stock exercisable within sixty days.

(7)

Includes options to acquire an aggregate of 158,333 shares of common stock exercisable within sixty days.

(8)

Includes warrants to acquire an aggregate of 2,210,300 shares of common stock exercisable within sixty days and 1,250,000 shares of common stock underlying a secured convertible note.

(9)

Includes options to acquire an aggregate of 2,736,662 shares of common stock exercisable within sixty days

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
Number

Description

1.

Financial Statements. See Item 7. Index to Financial Statements.

2.1*

Form of Acquisition Agreement with Avantry Ltd dated  February 7, 2006 (17)

2.2*

Form of Avantry Ltd. Shareholder Letter dated February 7, 2006 (17)

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

4.16*

Form of Convertible Note and Purchase Agreement (13)

4.17*

Form of Secured Convertible Promissory Note (13)

4.18*

Form of Warrant (13)

4.19*

Financial Advisory /Investment Banking Agreement with Duncan Capital LLC, as amended (13)

4.20*

Form of Note and Form of warrant issued to Keren MYCB Elias Foundation in August 2004 (14)

4.21*

Form of warrants issued in October 2004 to previous holders of warrants (14)

4.22*

Form of warrants issued in October 2004 to Osprey Partners (14)

4.23*

Form of Convertible Note and Purchase Agreement dated February 11, 2005 (15)

4.24*

Form of Secured Convertible Promissory Note issued February 11, 2005 (15)

4.25*

Form of Warrant issued February 11, 2005 (15)

4.26*

Form of Security Agreement dated February 11, 2005(15)

4.27*

Form of Convertible Note and Purchase Agreement dated March 24, 2005 (16)

4.28*

Form of Secured Convertible Promissory Note issued March 24, 2005 (16)

4.29*

Form of Warrant issued March 24, 2005 (16)

4.30*

Form of Security Agreement issued March 24, 2005 (16)

4.31*

Form of Security Convertible Note issued February 28, 2006 (18)

4.32*

Form of Warrant issued February 28, 2006 (18)

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

10.13*

Investor Relations Agreement, dated April 10, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

10.14*

Amendment to Investor Relations Agreement, dated September 20, 2002, between Unity Wireless Corporation and Osprey Partners. (8)

10.15*

Form of Security Agreement (13)

10.16*

Form of Security Purchase Agreement dated February 28, 2006 (18)

10.17*

Form of Security Agreement dated February 28, 2006 (18)

10.18*

Form of Subsidiary Guarantee Agreement dated February 28, 2006 (18)

10.19*

Form of Registered Rights Agreement dated February 28, 2006 (18)

10.20*

Form of Agreement with Cambria Capital dated  January 13, 2006 (18)

14* Code of Ethics.(12)

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia)
321373 B.C. Ltd. (British Columbia)

23.1**

Consent of KPMG LLP

31.1** Certification of Ilan Kenig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2** Certification of Dallas Pretty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification of Ilan Kenig pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Dallas Pretty pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)

Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on April 20, 2005.

(17)

Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.

(18)

Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The audit fees for 2005 and 2004 were Cdn $90,469 and Cdn $119,908, respectively.  All services provided by independent accountants were approved by the audit committee

 Tax Fees.

Tax fees consisted of consulting and preparation of tax returns. The fees were Cdn $15,143 and Cdn $12,003 in 2005 and 2004, respectively.

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

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ilan Kenig

Ilan Kenig, President, Chief Executive Officer and Director
(Principal Executive Officer)
March 31, 2006

/s/ Dallas Pretty
By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 31, 2006

/s/ Ken Maddison

Ken Maddison, Director
March 31, 2006

/s/ Doron Nevo

Doron Nevo, Director
March 31, 2006

/s/ Victor Halpert

Victor Halpert, Director
March 31, 2006

/s/ Andrew Chamberlain

Andrew Chamberlain, Corporate Secretary and Director
March 31, 2006