Form 10QSB
period 2006-03-31
UNITY WIRELESS CORP
filed 2006-05-12
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

 92,457,873 common shares outstanding as of April 26, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 917,819	$ 157,046
Accounts receivable (less allowance for doubtful accounts of $nil (December 31, 2005 - $nil)	1,182,273	708,828
Inventory (note 3)	1,079,495	1,124,485
Prepaid expenses and deposits	95,306	74,466
	3,274,893	2,064,825

Equipment, net	1,096,924	1,160,539
Goodwill	741,596	741,596

	$ 5,113,413	$ 3,966,960

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities (note 4)	$ 2,712,263	$ 2,895,507
Obligations under capital leases (note 5)	353,906	345,622
Convertible debenture (note 6)	94,243	766,109
Product warranty (note 10(c))	42,808	42,961
	3,203,220	4,050,199

Obligations under capital lease (note 5)	360,771	452,567
Convertible debenture (note 6)	3,005,594	224,194
	6,569,585	4,726,960
Stockholders' equity (deficiency):
Common stock, $0.001 par value 150,000,000 authorized, 92,457,873 (2005 - 90,885,396) issued and outstanding	92,457	90,885
Additional paid-in capital	28,367,486	26,490,425
Accumulated deficit	(29,847,291)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(1,456,172)	(760,000)

	$ 5,113,413	$ 3,966,960

Commitments (note 9)

Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005

Net sales	$ 1,141,630	$ 1,967,570
Cost of goods sold (includes stock-based compensation expense of $6,549 in 2006 and $3,226 in 2005 and excludes depreciation and amortization shown separately below)	881,296	1,622,683
	260,334	344,887
Expenses:
Research and development (includes stock-based compensation expense of $41,001 in 2006 and $20,325 in 2005)	395,884	718,252
Royalty payments for government grant (note 10(b))	17,124	29,514
Sales and marketing (includes stock-based compensation expense (recovery) of $10,202 in 2006 and $(55,068) in 2004)	158,298	74,291
Depreciation and amortization	63,615	40,066
Exchange (gain) loss	15,474	(24,944)
Interest expense, excluding accretion of interest and loss on debt settlement	85,260	54,766
General and administrative (includes stock-based compensation expense of $102,578 in 2006 and $248,749 in 2005)	483,519	490,037
	1,219,174	1,381,982

Operating loss for the period	(958,840)	(1,037,095)

Accretion of interest and loss on debt settlement (note 6)	(1,615,965)	(141,080)

Loss for the period	(2,574,805)	(1,178,175)

Deficit, beginning of period	(27,272,486)	(21,822,078)

Deficit, end of period	$ (29,847,291)	$ (23,000,253)

Basic and diluted loss per common share (note 7(b))	$ (0.03)	$ (0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005

Operations:
Loss for the period	$ (2,574,805)	$ (1,178,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	1,615,965	141,080
Depreciation and amortization	63,615	40,066
Stock-based compensation	160,330	217,232
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	(481,504)	(1,066,980)
Inventory	41,495	(47,403)
Prepaid expenses	(21,350)	(8,146)
Accounts payable and accrued liabilities	(50,522)	821,222
	(1,246,776)	(1,081,104)
Investments:
Acquisition of equipment	-	(46,904)
	-	(46,904)
Financing:
Capital lease obligation	(83,512)	(41,465)
Convertible debentures (note 6)	2,200,000	2,000,000
Cash proceeds on issuance of common shares	106,222	79,667
Share issue costs	(218,861)	(233,548)
	2,003,849	1,804,654

Effect of foreign exchange rate changes on cash and cash equivalents	3,700	(113,243)

Increase in cash and cash equivalents	760,773	563,403

Cash and cash equivalents, beginning of period	157,046	209,546

Cash and cash equivalents, end of period	$ 917,819	$ 772,949

Supplementary information (note 11)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2005.  Except as indicated in note 7(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At March 31, 2006, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2005, except as disclosed in note 7(c).

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

2.

Significant accounting policies (continued):

(a)  Use of Estimates:

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

(b)  Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

1.

Inventory:

	March 31, 2006	December 31, 2005
(unaudited)

Raw materials	$ 1,033,410	$ 940,265
Finished goods	46,085	184,220

	$ 1,079,495	$ 1,124,485

2.

Accounts payable and accrued liabilities:

	March 31, 2006	December 31, 2005
(unaudited)

Trade accounts payable	$ 1,973,154	$ 2,053,363
Accrued liabilities	739,109	842,144

	$ 2,712,263	$ 2,895,507

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

5.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at March 31, 2006, future minimum lease payments under capital leases are as follows:

2006	$ 312,949
2007	398,430
2008	78,095
789,474

Amount representing interest	74,797
714,677

Current portion	353,906

$ 360,771

Interest rates on the capital leases average approximately 9.81%.  Interest expense for the three-month period ended March 31, 2006 was $18,848, and $14,638 for the three months ended March 31, 2005.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

6.

Convertible debentures:

(a)

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on August 2004, to extend the maturity of the remaining debentures of $950,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the  1,125,000 remaining warrants from $0.20 to $0.16 per share of common stock.  The modification to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, as described further below, a loss on settlement has been recognized and the outstanding debentures carrying value has been adjusted to its fair value.

During the three-month period ended March 31, 2006, accretion of $52,638 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $270,237 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  As at March 31, 2006, $950,000 of these debentures remains outstanding.  No beneficial conversion option has been recognized under the modified terms.

(b)

On February 28, 2006 the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of the remaining debentures of $1,350,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the remaining warrants of 2,500,000 and 1,125,000 from $0.20 to $0.10 and $0.16, respectively, per share of common stock.  The modification to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, as described further below, a loss on settlement has been recognized and the outstanding debentures carrying value has been adjusted to its fair value.

During the three-month period ended March 31, 2006, accretion of $68,881 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $1,182,485 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  As at March 31, 2006, $1,350,000 of these debentures remains outstanding.  No beneficial conversion option has been recognized under the modified terms.

(c)

During March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures of the Corporation. During the three month period ended March 31, 2006, accretion of $17,373 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  As at March 31, 2006, $266,964 of these debentures remains outstanding.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

6.

Convertible debentures (continued):

 (d)

During February 2006, the Corporation realized gross cash proceeds of $2,200,000 from the issuance of 8% redeemable convertible notes (“Notes”) of the Corporation plus 6,875,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 28, 2006 and the Notes are to mature on February 28, 2009.  The Notes are convertible into common stock at the option of the holders at $0.16 per share, provided that until July 1, 2006 the Notes are convertible into a maximum aggregate of 10,000,000 shares of common stock.  Also, subject to certain conditions, the Corporation can force conversion of the Notes if the volume weighted average price of the common stock is at least $0.32 for 20 consecutive trading days. Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.16 on or before February 28, 2011, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture and the intrinsic value of the beneficial conversion feature, which totaled $1,518,757, and initially recorded these values as additional paid-in capital.  The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the debenture, after reducing such carrying value for the fair value of the warrants.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $681,243 was recorded as a long-term liability.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from February 28, 2006 to the initial maturity date of February 28, 2009.

During the three-month period ended March 31, 2006, accretion of $24,351 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also, during the three-month period ended March 31, 2006, no debentures were converted.  As at March 31, 2006, $2,200,000 of these debentures remains outstanding.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

7.

Common stock:

 (a)

Issued and outstanding

During the three-month period ended March 31, 2006, the Corporation issued 816,922 common shares in settlement of  $124,513 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, 200,000 common shares upon exercise of options for cash proceeds of $34,000.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2006	2005
	(unaudited)	(unaudited)

Loss for the period	$ (2,574,805)	$ (1,178,175)

Weighted average number of
common shares outstanding	91,672,247	80,398,552

Basic and diluted loss per common share	$ (0.03)	$ (0.01)

For the three-month period ended March 31, 2006 and 2005, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

7.

Common stock (continued):

(c)

Stock option plan:

Prior to January 1, 2006, the Corporation accounted for employee stock-based awards under SFAS 123, Accounts for Stock Based Compensation as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through to their settlement date.

Pursuant to the provisions of SFAS 123R, the Corporation applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, after adjustment for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Under SFAS No. 123 the Corporation recognized forfeitures as they occurred.

The fair value of stock options are determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for recording stock-based compensation expense reflected in the consolidated statement of operations under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, there was no material impact of adopting SFAS No. 123R on the financial statements of the Corporation. The Corporation has recorded $160,330 and $217,232 of stock-based compensation expense during the three months ended March 31, 2006 and 2005, respectively, and there was no change in the previously reported basic and diluted loss per share in the first quarter of 2005.

As of March 31, 2006, total unrecognized compensation cost related to unvested stock options was $382,250 and is expected to be recognized over a weighted-average period of 3.58 years.

The Corporation grants options to employees and non-employees.  The fair value of employee and non-employee grants in 2006 and 2005 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% (2005 – 154%) based on weekly stock price; risk-free interest rate of 3.25% (2005 – 3.25%) and expected lives between 1 to 5 years.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.13 and $0.24, respectively.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

7.

Common stock (continued):

(c)

Stock option plan(continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option plan	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25
Options granted	(960,000)	960,000	0.15
Options expired	89,584	(89,584)	0.23
Options exercised	-	(200,000)	0.17
Increase in reserved for issuance	514,496	-

Balance, March 31, 2006	11,045,742	7,445,833	$ 0.24

The following table summarizes information about stock options under the plan outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding at March 31, 2006	Weighted average exercise price

$0.11 - 0.20	4,030,417	3.71	$0.15	1,957,674	$0.15
$0.23 - 0.29	2,090,000	3.80	$0.27	800,833	$0.27
$0.30 - 0.38	925,416	2.68	$0.34	662,916	$0.33
$0.70	400,000	3.25	$0.70	233,333	$0.70

	7,445,833	3.58	$0.24	3,654,756	$0.24

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

(d)

Warrants:

The following transferable share purchase warrants were outstanding as at March 31, 2006:

Expiry date	Exercise price per share	Number of shares

October 13, 2006	$ 0.20	125,000
May 01, 2007	0.32	120,000
September 30, 2007	0.50	525,700
September 30, 2007	0.25	1,553,433
October 01, 2007	0.20	100,000
January 30, 2008	0.25	100,000
January 30, 2008	0.35	100,000
February 13, 2008	0.20	555,555
March 31, 2008	0.50	2,059,492
October 01, 2008	0.25	150,000
August 31, 2009	0.16	1,750,000
October 13, 2009	0.20	150,000
February 11, 2010	0.10	2,500,000
February 11, 2010	0.16	2,000,000
March 14, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000
February 28, 2011	0.16	6,875,000
February 28, 2011	0.16	1,375,000

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

8.

Segmented information:

(a)

Segment information:

During the three-month period ended March 31, 2006 and 2005, the Corporation was operating only in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	2006	2005
	(unaudited)	(unaudited)

China	$ 85	$ 1,417
United States	802	551
Israel	35	-
Canada	220	-
Total sales	$ 1,142	$ 1,968

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2006	2005
	(unaudited)	(unaudited)

Customer A	$ 85	$ 619
Customer B	77	921
Customer C	114	202
Customer D	450	-
Customer E	220	-

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

1.

Segmented information:

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	March 31, 2006	December 31, 2005
	(unaudited)	(unaudited)

Customer A	$ 85	$ 174
Customer D	450	-
Customer E	272	395

9.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2006	$ 79,066
2007	105,421
2008	105,421
2009	52,711

$ 342,619

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

10.

Contingent liabilities:

(a)

The Corporation is currently a party to two actions in the Supreme Court of British Columbia, Vancouver Registry, brought by two suppliers of the Corporation for approximately $153,000.

The Corporation provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable.  It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of these contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Corporation.

 (b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to royalty payments based on the sales of products using certain technologies.  Royalties are paid between 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to March 31, 2006.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the three months ended March 31, 2006, the Corporation recorded $17,124 (CDN$19,884) as royalties expense and $29,514 (CDN $36,063) in 2005.

 (iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income, a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of March 31, 2006, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

The Corporation recognizes royalty obligations as determinable in accordance with agreement terms.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

10.

Contingent liabilities (continued):

 (c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2005	$ 42,961
Provision increase	7,407
Expenditures	(7,560)
Balance, March 31, 2006 (unaudited)	$ 42,808

11.

Supplementary information:

	2006	2005
	(unaudited)	(unaudited)

Cash paid for:
Interest	$ 18,914	$ 15,740
Non-cash financing and investing activities:
Issuance of common shares in settlement of accounts payable	124,513	54,957
Issuance of common shares on conversion of convertible debenture	-	18,600
Purchase of equipment funded by obligation under capital lease	-	314,365

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

12. Acquisition:

Effective February 15, 2006, the Corporation entered into a merger agreement (the "Agreement") with Avantry Ltd., an Israeli corporation ("Avantry"), for the merger of Avantry into Unity Wireless Microwave Systems Ltd., a newly formed Israeli corporation that is wholly owned by the Corporation.

At closing, the Corporation will issue to the shareholders of Avantry convertible promissory notes of the Corporation in the aggregate principal amount of USD $1,750,000 and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of USD $0.40 a share.

The closing of the transaction is subject to standard closing conditions, including regulatory approvals and is expected to close by May 31, 2006.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2005 contained in the 10-KSB filed on March 31, 2005, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we are unable to continue as a going concern.

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

Results of Operations

Three months Ended March 31, 2006 and March 31, 2005

Sales

Net sales in the first quarter of 2006 were $1,141,630, a decrease of 41.98% or $825,940, from $1,967,570 in the first quarter of 2005. This decrease was primarily due to fluctuations in the delivery of our production volume projects to our customers.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first quarter of 2006 was $881,296 resulting in a gross margin of $260,334 or 22.80% of net sales, compared to $1,622,683 in the first quarter of 2005 resulting in a gross margin of $344,887, or 17.53% of net sales. The increase in gross margin percentage is primarily due to improved pricing for material costs and other efficiencies achieved through manufacturing outsourcing arrangements entered into since the first quarter of 2005.  Cost of goods sold includes stock-based compensation expense of $6,549 in the first quarter of 2006 versus $3,226 in the first quarter of 2005.

Research and development expenses in the first quarter of 2006 were $395,884, a decrease of $322,368 or 44.88%, from $718,252 in the first quarter of 2005.  This decrease was primarily due to additional processes established around the development of new products which has resulted in more effective use of materials and improved labour utilization.  Research and development expense includes stock-based compensation expense of $41,001 in the first quarter of 2006 versus $20,325 in the first quarter of 2005.

Sales and marketing expenses in the first quarter of 2006 were $158,298, an increase of $84,007, or 113.08%, from $74,291 in the first quarter of 2005.   The increase was primarily due to additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense of $10,202 in the first quarter of 2006 versus the recovery of $55,068 in the first quarter of 2005.

Exchange loss in the first quarter of 2006 increased by $40,418, to an exchange loss of $15,474 from an exchange gain of $24,944 in the first quarter of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

General and administrative expenses in the first quarter of 2006 were $483,519, a decrease of $6,518, or 1.33%, from $490,037 in the first quarter of 2005. General and administrative expenses include stock-based compensation expense of $102,578 in the first quarter of 2006 versus $248,749 in the first quarter of 2005.

Accretion of interest and loss on debt settlement for the first quarter of 2006 were $1,615,965, an increase of $1,474,885, compared to $141,080 in the first quarter of 2005. The increase was primarily due to the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued on August 2004 and February 2005.

Loss in the first quarter of 2006 was $2,574,805, an increase of $1,396,630, or 118.54%, from a loss of $1,178,175 in the first quarter of 2005.

Non-GAAP Financial Information

Certain non-GAAP financial information as defined by the U.S. Securities Commission Regulation G is presented below.  Pursuant to the requirements of this regulation, a reconciliation of this financial information to our financial statements as prepared under generally accepted accounting principles in the United States (GAAP) is included.  Unity’s management believes that the disclosure of this non-GAAP financial information is useful to our investors and the investment community since certain non-cash charges and expenses may not be reflective of future expenses.

Loss for the quarter ended March 31, 2006 was $2,574,805 compared to $1,178,175 in 2005.  Net of stock based compensation and other non-cash expenses of $1,891,249 in the quarter ended March 31, 2006 and $429,424 in 2005, loss for the quarter ended March 31, 2006 was $683,556 compared to $748,751 in 2005.

RECONCILIATION OF STATEMENT OF OPERATIONS TO NON-GAAP MEASURES

	2006	2005
Loss for the period	$ (2,574,805)	$ (1,178,175)

Addback:
Stock based compensation	160,330	217,232
Accretion of interest and loss on debt settlement	1,615,965	141,080
Amortization	63,615	40,066
Shares issued in settlement of interest	51,339	31,046
Loss for the period, net of non- cash charges	(683,556)	(748,751)

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2006 of $29,847,291.  During the three-month period ended March 31, 2006, we incurred a net loss, after stock-based compensation, of $2,574,805.

During the three-month period ended March 31, 2006, our cash position was increased to $917,819. This increase was primarily due to convertible debentures issued in the period. The primary use of cash was for our continued operations.

During the three-month period ended March 31, 2006, the Corporation issued 816,922 common shares in settlement of  $124,513 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, and 200,000 common shares upon exercise of options for cash proceeds of $34,000.

Other than leases for premises and equipment commitments for an aggregate of $1,132,093 through 2009, we have no material commitments outstanding at March 31, 2006.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005, March 2005 and February 2006. We may be required to obtain the consent of certain of our investors prior to the issuance of our common stock or common stock equivalents and prior to entering into an agreement to assume certain liabilities. Our operations to date have been primarily financed by sales of our equity securities and debt financing. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005 and February 28, 2006 for so long as any of these issued convertible notes are outstanding.  As of March 31, 2006, we had working capital of $71,673.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subsequent Events

Avantry acquisition:

Effective February 15, 2006, the Corporation entered into a merger agreement (the "Agreement") dated February 7, 2006 with Avantry Ltd., an Israeli corporation ("Avantry"), for the merger of Avantry into Unity Wireless Microwave Systems Ltd., a newly formed Israeli corporation that is wholly owned by the Corporation.

At the closing the Corporation will issue to the shareholders of Avantry convertible promissory notes of the Corporation in the aggregate principal amount of USD $1,750,000 and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of USD $0.40 a share.

The closing of the transaction is subject to standard closing conditions, including regulatory approvals and is expected to close by May 31, 2006.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Items 3, 4, & 5 are not applicable and have been omitted.

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

We have been sued in the Supreme Court of British Columbia, Canada, by Dorigo Systems Ltd.. The lawsuit was commenced on March 29, 2006.  Dorigo Systems Ltd. alleges that services provided to Unity Wireless Systems Inc. have not be paid and claim in total $55,305Cdn.  We dispute the allegations and are defending the claim.  No trial date has been set.  No Examinations for Discovery have been conducted or have been scheduled.  The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

We have been sued in the Supreme Court of British Columbia, Canada, by Getec North America and Getec Industrial Limited(“Getec). The lawsuit was commenced on March 30, 2006.  Getec alleges that services provided to Unity Wireless Systems Inc. have not be paid and claim in total $106,420.  We dispute the allegations and are defending the claim and filed a counterclaim.  No trial date has been set.  No Examinations for Discovery have been conducted or have been scheduled.  The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

i) On February 28, 2006, the Company sold to the following investors, $2,200,000 principal amount of Secured Convertible Three-Year Promissory Notes (“Notes”) and Warrants to purchase 6,875,000 shares of common stock at $0.16 per share (“Warrants”):

Name

   Notes

  Warrants

Bushido Capital Master Fund LP

  $   800,000

  2,500,000

Gamma Opportunity Capital Patners LP

  $   300,000

     937,500

Centrecourt

  $1,100,000

  3,437,500

The Notes are convertible into common stock at the option of the holders at $0.16 per share.

These securities were issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1993 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act..

The Company described the February 2006 financing in its report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

All amounts are in US$.

ii) During the three-month period ended March 31, 2006, the Corporation issued 223,333 common shares to Ken Maddison, Victor Halpert and Doron Nevo in settlement of $33,500 in director fees.

iii) During the three-month period ended March 31, 2006, the Corporation issued 250,000 common shares to Dallas Pretty in settlement of $37,500 in salaries payable.

iv) During the three-month period ended March 31, 2006, the Corporation issued 14,493 common shares to John Doulgas Shields in settlement of $2,173 services provided to the Corporation.

v) During January 2006, the Corporation issued 200,000 two-years warrants to the Investor Relation Group with an exercise price of  $0.25 for 100,000 warrants, and $0.35 for 100,000 warrants.

vi) During February 2006, the Corporation also issued replacement warrants to purchase 555,555 shares of common stock exercisable at $0.20 for a period of two years to the warrant holders who exercised their warrants during February of 2006.

.

Item 6. Exhibits

 (a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
May 12, 2006

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
May 12, 2006

Exhibit 32.2

CERTIFICATION OF  CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dallas Pretty, Chief Financial Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

3.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
May 12, 2006