Form 10QSB
period 2006-06-30
UNITY WIRELESS CORP
filed 2006-08-14
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

93,216,464 common shares outstanding as of August 1, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 558,950	$ 157,046
Accounts receivable less allowance for doubtful accounts of $nil (December 31, 2005 - $nil)	2,150,423	708,828
Inventory (note 4)	1,449,647	1,124,485
Prepaid expenses and deposits	154,131	74,466
	4,313,151	2,064,825

Long-term deposits	68,750	-
Amounts funded for employees’ rights upon retirement (note 9)	446,000	-
Equipment, net	1,901,457	1,160,539
Goodwill and intangibles (note 3)	3,392,764	741,596

	$ 10,122,122	$ 3,966,960

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank loan (note 5)	$ 900,000	$ -
Accounts payable and accrued liabilities (note 6)	5,427,375	2,895,507
Obligations under capital leases (note 7)	374,834	345,622
Convertible debenture (note 8)	1,805,051	766,109
Product warranty (note 13(c))	146,795	42,961
	8,654,055	4,050,199

Obligations under capital lease (note 7)	260,429	452,567
Convertible debenture (note 8)	3,078,804	224,194
Employees’ rights upon retirement (note 9)	499,000	-
	12,492,288	4,726,960
Stockholders' deficiency:
Common stock, $0.001 par value 150,000,000 authorized, 93,216,464 (2005 - 90,885,396) issued and outstanding	93,216	90,885
Additional paid-in capital	28,620,137	26,490,425
Accumulated deficit	(31,014,695)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(2,370,166)	(760,000)

	$ 10,122,122	$ 3,966,960

Commitments (note 12)

Contingent liabilities (note 13)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

  Consolidated Statements of Operations and Comprehensive Loss

  (Expressed in United States dollars)

 (Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$ 1,998,397	$ 1,716,888	$ 3,140,027	$ 3,684,458
Cost of goods sold (3 month data includes stock- based compensation expense of $4,862 in 2006 and $8,762 in 2005; 6 month data includes stock-based compensation expense of $11,411 in 2006 and $11,988 in 2005 and excludes depreciation and amortization shown separately below)	1,597,679	1,224,026	2,478,975	2,846,709
	400,718	492,862	661,052	837,749
Expenses:
Research and development (3 month data includes stock-based compensation expense (recovery) of ($1,323) in 2006 and $16,959 in 2005; 6 months data includes stock-based compensation of $39,678 in 2006 and $37,284 in 2005)	495,749	530,197	891,633	1,248,449
Royalty payments for government grant (note 13(b))	29,089	25,753	46,213	55,267
Sales and marketing (3 month data includes stock- based compensation expense of $18,974 in 2006 and $15,609 in 2005; 6 month data includes stock- based compensation expenses (recovery) of $29,176 in 2006 and ($39,459) in 2005.)	296,769	187,983	455,067	262,274
Depreciation and amortization	89,986	53,846	153,601	93,912
Exchange loss	34,052	66,982	49,526	42,038
Interest expense, excluding accretion of interest and loss on debt settlement	115,853	76,273	201,113	131,039
General and administrative (3 month data includes stock-based compensation expense of $66,009 in 2006 and $144,563 in 2005; 6 month data includes $168,587 in 2006 and $393,312 in 2005)	406,689	463,091	890,208	953,128
	1,468,187	1,404,125	2,687,361	2,786,107

Operating loss for the period	(1,067,469)	(911,263)	(2,026,309)	(1,948,358)

Accretion of interest and loss on debt settlement (note 8)	(99,935)	(454,141)	(1,715,900)	(595,221)

Loss for the period	(1,167,404)	(1,365,404)	(3,742,209)	(2,543,579)
Deficit, beginning of period	(29,847,291)	(23,000,253)	(27,272,486)	(21,822,078)
Deficit, end of period	$ (31,014,695)	$ (24,365,657)	$ (31,014,695)	$ (24,365,657)

Basic and diluted loss per common share (note 10(b))	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.03)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations:
Loss for the period	$(1,167,404)	$(1,365,404)	$(3,742,209)	$(2,543,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	99,935	454,141	1,715,900	595,221
Depreciation and amortization	89,986	53,846	153,601	93,912
Stock-based compensation	88,522	185,893	248,852	403,125
Changes in non-cash working capital relating to operations:
Accounts receivable	(692,938)	(363,868)	(1,174,442)	(1,430,848)
Inventory	179,187	(181,393)	220,682	(228,796)
Prepaid expenses	(52,689)	(12,571)	(74,039)	(20,717)
Accounts payable and accrued liabilities	704,954	325,097	654,432	1,146,319
	(750,447)	(904,259)	(1,997,223)	(1,985,363)
Investments:
Acquisition of equipment	(3,086)	(40,875)	(3,086)	(87,779)
Cash assumed on acquisition, less acquisition costs(note 3)	448,165	-	448,165	-
Change in deposit, net	994	-	994	-
	446,073	(40,875)	446,073	(87,779)
Financing:
Amount funded for employees upon retirement	(2,000)	-	(2,000)	-
Capital lease obligation	(79,414)	(43,168)	(162,926)	(84,633)
Convertible debentures (note 8)	-	-	2,200,000	2,000,000
Cash proceeds on issuance of common shares	-	322,033	106,222	401,700
Share issue costs	-	(2,750)	(218,861)	(236,298)
	(81,414)	276,115	1,922,435	2,080,769
Effect of foreign exchange rate changes on cash and cash equivalents	26,919	(689)	30,619	(113,932)
Increase (decrease) in cash and cash equivalents	(358,869)	(669,708)	401,904	(106,305)
Cash and cash equivalents, beginning of period	917,819	772,949	157,046	209,546
Cash and cash equivalents, end of period	$ 558,950	$ 103,241	$ 558,950	$ 103,241

Supplementary information (note 14)

See accompanying notes to consolidated financial statements.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2005.  Except as indicated in note 10(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by debt and equity transactions.  At June 30, 2006, the Corporation requires additional financing to continue to operate at current levels throughout the year. Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2005, except as disclosed in note 2(a) and 10(c).

 (a)  Amounts funded for employees’ rights upon retirement:

Amounts funded for employees’ rights upon retirement represent contributions to severance pay funds and cash surrender life insurance policies that are recorded at their current redemption value.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

3.   Business combination:

On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”) is in the business of offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic, pursuant to the terms of a merger agreement dated February 15, 2006 (“Merger Agreement”).  The Corporation acquired Avantry in order to obtain a complementary set of products to the Corporation.  Under the term of the Merger Agreement, the Corporation acquired the net assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147.

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations and comprehensive loss include the operating results of Avantry Ltd. from June 8, 2006, the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 496,896
Working capital (other than cash)	(1,735,619)
Fixed assets	891,433
Goodwill and intangibles	2,651,168
Other liabilities	(500,000)

Total fair value acquired	$ 1,803,878

Consideration:
Convertible promissory notes and warrants (note 8(c))	$ 1,755,147
Acquisition costs	48,731
$ 1,803,878

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

3.   Business combination (continued):

The Corporation is still in the process of determining the fair value of the acquired intangible assets in order to complete the allocation of the purchase price between goodwill and acquired intangible assets.

Working capital acquired includes $171,000 in severance accruals relating to employee terminations in Avantry that were identified as part of the acquisition.  The Corporation expects that all severance payments will be completed by December 31, 2006.

The following table presents unaudited pro forma results of operations for the six-month ended June 30, 2006 as if the acquisition of UW Microwave had occurred on January 1, 2006. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

	Three months ended		Six months ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$ 2,100,142	$ 3,864,888	$ 3,816,448	$ 9,131,458

Loss for the period	(1,511,694)	(2,888,404)	(5,083,499)	(4,909,579)

Basic and diluted loss per common share	(0.02)	(0.03)	(0.06)	(0.06)

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

4.     Inventory:

	June 30, 2006	December 31, 2005

Raw materials	$ 1,409,008	$ 940,265
Finished goods	40,639	184,220

	$ 1,449,647	$ 1,124,485

5.    Bank loan:

As part of the acquisition of Avantry Ltd., UW Microwave assumed a bank loan which bears interest at Libor + 2.5%.  The balance of $900,000 as at June 30, 2006 is due by March 31, 2007.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

6.    Accounts payable and accrued liabilities:

	June 30, 2006	December 31, 2005

Trade accounts payable	$ 2,430,792	$ 2,053,363
Accrued liabilities	2,996,583	842,144

	$ 5,427,375	$ 2,895,507

Included in accrued liabilities are $227,000 relating to accrued severance costs and lease termination costs as at June 30, 2006 from the acquisition of Avantry.  During the three months ended June 30, 2006, the Company paid $78,000 in severance costs which were charged against this accrual.  There were no accrued severance costs or lease termination costs as at December 31, 2005.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

7.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at June 30, 2006, future minimum lease payments under capital leases are as follows:

2006	$ 216,593
2007	398,430
2008	78,095
693,118

Amount representing interest	(57,855)
635,263

Current portion	374,834

$ 260,429

Interest rates on the capital leases average approximately 9.75%.  Interest expense for the six-month period ended June 30, 2006 was $35,617 and $27,543 for the six-month ended June 30, 2005.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

8.

Convertible debentures:

(a)

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on August 2004, to extend the maturity of the remaining debentures of $950,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the 1,125,000 remaining warrants from $0.20 to $0.16 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result , a loss on settlement has been recognized and the outstanding debentures carrying value has been adjusted to its fair value.

During the six-month period ended June 30, 2006, accretion of $52,638 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $270,237 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  As at June 30, 2006, $950,000 of these debentures remain outstanding.  No beneficial conversion option has been recognized under the modified terms.

(b)

On February 28, 2006 the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of the remaining debentures of $1,350,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the remaining warrants of 2,500,000 and 1,125,000 from $0.20 to $0.10 and $0.16, respectively, per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement has been recognized and the outstanding debentures carrying value has been adjusted to its fair value.

During the six-month period ended June 30, 2006, accretion of $68,881 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $1,182,485 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  As at June 30, 2006, $1,350,000 of these debentures remains outstanding.  No beneficial conversion option has been recognized under the modified terms.

(c)

During March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures of the Corporation. During the six month period ended June 30, 2006, accretion of $44,098 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  As at June 30, 2006, $266,964 of these debentures remain outstanding.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

8.

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

During the six-month period ended June 30, 2006, accretion of $97,561 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  Also, during the six-month period ended June 30, 2006, no debentures were converted.  As at June 30, 2006, $2,200,000 of these debentures remain outstanding.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

8.

Convertible debentures (continued):

 (e)

On June 12, 2006, the Corporation issued $1,750,000 of non-interest bearing convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40 per share to complete the acquisition of Avantry. The notes mature on June 12, 2007. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.40 on or before June 8, 2009, on which date the warrants will expire.

For accounting purposes, the Corporation recorded additional paid-in capital of $71,064 relating to the fair value of warrants issued.  The remaining balance of $1,684,083 at the date of issuance was recorded as a current liability.  There was no intrinsic value of the benefical conversion feature.  The carrying value of the liability is being accreted to the redemption value of the debentures over the period from June 12, 2006 to the initial maturity date of June 12, 2007.

During the six-month period ended June 30, 2006, no debentures were converted.  As at June 30, 2006, the face value of $1,750,000 of these debentures remain outstanding.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

9.   Employee’s rights upon retirement:

Under Israeli law and labor agreements, the Corporation’s subsidiary, UW Microwave is required to pay severance benefits to its dismissed employees and employees leaving its employment under certain circumstances. UW Microwave’s liability for severance benefits is covered mainly by deposits with insurance companies in the name of the employee and / or by purchase of insurance policies. The liability is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The provision for employee severance benefits included in the balance sheet represents the total liabilities for such severance benefits, while the assets held for severance benefits included in the balance sheet represents UW Microwave’s contributions to severance pay funds and to insurance policies..

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

10.

Common stock:

 (a)

Issued and outstanding

During the six-month period ended June 30, 2006, the Corporation issued 1,575,513 common shares in settlement of  $218,336 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, 200,000 common shares upon exercise of options for cash proceeds of $34,000.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Loss for the period	$ (1,167,404)	$ (1,365,404)	$ (3,742,209)	$ (2,543,579)

Weighted average number of:
Common shares outstanding	92,803,441	84,511,412	92,240,969	82,537,784

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.03)

For the six-month period ended June 30, 2006 and 2005, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

10.

Common stock (continued):

(c)

Stock option plan:

Prior to January 1, 2006, the Corporation accounted for employee stock-based awards under the fair value method of SFAS 123, Accounting for Stock Based Compensation as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through to their settlement date.

Pursuant to the provisions of SFAS 123R, the Corporation applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, after adjustment for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Under SFAS No. 123 the Corporation had recognized forfeitures as they occurred.  The cumulative impact of estimating forfeitures instead of accounting for forfeitures as they occur was not material to the consolidated financial statements.

The fair value of stock options are determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for recording stock-based compensation expense reflected in the consolidated statement of operations under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, there was no material impact of adopting SFAS No. 123R on the financial statements of the Corporation. The Corporation has recorded $248,852 and $403,125 of stock-based compensation expense during the six months ended June 30, 2006 and 2005, respectively, and there was no change in the previously reported basic and diluted loss per share in the first half of 2005.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

10.

Common stock (continued):

(c)

Stock option plan (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price
Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25

Options granted	(960,000)	960,000	0.15
Options expired	246,250	(246,250)	0.22
Options exercised	-	(200,000)	0.17
Increase in reserved for issuance	666,214	-

Balance, June 30, 2006	11,354,126	7,289,167	$ 0.24

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at March 31, 2006 and June 30, 2006, the intrinsic value of exercisable options was nil.  The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was nil.

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2006 was nil and $0.13, respectively.

As of June 30, 2006, total unrecognized compensation cost related to unvested stock options was $301,947 and is expected to be recognized over a weighted-average period of 3.37 years.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

10.

Common stock (continued):

The following table summarizes information about stock options under the plan outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at June 30, 2006	Weighted average exercise price

$0.11 - 0.20	3,918,334	3.53	$ 0.15	2,157,015	$ 0.15
$0.23 - 0.29	2,067,500	3.55	0.26	955,833	0.25
$0.30 - 0.35	903,333	2.42	0.34	695,000	0.34
$0.70	400,000	3.00	0.70	266,667	0.70

	7,289,167	3.37	$ 0.24	4,074,515	$ 0.24

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

10.

Common stock (continued):

 (d)

Warrants:

The following transferable share purchase warrants were outstanding as at June 30, 2006:

Expiry date	Exercise price per share	Number of shares

October 13, 2006	$ 0.20	125,000
May 01, 2007	0.32	120,000
September 30, 2007	0.50	525,700
September 30, 2007	0.25	1,553,433
October 01, 2007	0.20	100,000
January 30, 2008	0.25	100,000
January 30, 2008	0.35	100,000
February 13, 2008	0.20	555,555
March 31, 2008	0.50	2,059,492
October 01, 2008	0.25	150,000
June 08, 2009	0.40	600,000
August 31, 2009	0.16	1,750,000
October 13, 2009	0.20	150,000
February 11, 2010	0.10	2,500,000
February 11, 2010	0.16	2,000,000
March 14, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000
February 28, 2011	0.16	6,875,000
February 28, 2011	0.16	1,375,000

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

11.

Segmented information:

(a)

Segment information:

During the six-month period ended June 30, 2006 and 2005, the Corporation was operating in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information:

Substantially all assets and operations are in Canada.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
China	$ 892	$ 839	$ 977	$ 2,256
United States	22	338	374	888
Israel	1	55	36	55
Canada	288	485	508	485
Germany	40	-	40	-
Hungary	750	-	1,200	-
Others	5	-	5	-
Total sales	$ 1,998	$ 1,717	$ 3,140	$ 3,684

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Customer A	$ 924	$ 1,415
Customer B	130	1,077
Customer C	495	486
Customer D	1,200	-

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

11.  Segmented information (continued):

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Customer A	$ 839	$ 721
Customer B	-	448
Customer C	-	605
Customer D	750	-

12.

Commitments:

The Corporation has the following future minimum lease commitments for premises and leased vehicles:

2006	$ 253,657
2007	202,314
2008	151,314
2009	55,157

$ 662,441

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

13.

Contingent liabilities:

(a)

The Corporation is currently a party to an action in the Supreme Court of British Columbia, Vancouver Registry, brought by one supplier of the Corporation for approximately $101,642.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to June 30, 2006.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the six months ended June 30, 2006, the Corporation recorded $46,213 (CDN$52,469) as royalties expense and $55,267 (CDN $68,281) in 2005.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

13.

Contingent liabilities (continued):

 (iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of June 30, 2006, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

 (iv)

Avantry was granted by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) approval for OCS participation in the cost of several research programs (“the Grants”). In return for the OCS’s participation, Avantry is committed to pay royalties to the OCS at a rate of 3% to 5% of the sales of the approved products, up to 100% of the amount of the grants received, with the addition of interest at LIBOR. The OCS also approved a sale of exploitation rights of the WitLink product. Under certain conditions, Avantry’s commitment to pay royalties at the rates mentioned above and the total obligation for royalties shall increase. Avantry is committed to pay increased royalties for income derived from the abovementioned sale of rights.

The Grants are deducted from research and development expenses. Avantry is entitled to the Grants only upon incurring research and development expenditures. Avantry is not obliged to repay any amount received from the OCS if the research effort is unsuccessful or if no products are sold. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Avantry may be required to refund the Grants, in whole or in part, with or without interest, as the OCS determines.

Avantry’s total obligation for royalties, based on royalty-bearing government participation, totaled approximately $8,002,000 as of June 30, 2006.

Such amount excludes potential increase resulting from the abovementioned sale of rights. Expenses from royalties payable to the OCS are charged to cost of sales.

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

 13.

Contingent liabilities (continued):

 (v) Avantry received government grants from the Fund for the Encouragement of Marketing Activities Abroad (“The Fund”) as participation in the funding of an approved marketing plan for 2002. Avantry is committed to pay royalties to the Israeli Government at a rate of 4% of the increase in sales per year up to 100% of the amount of the grants received, with the addition of interest at LIBOR, computed on the increase in export sales beginning with the end of the first year after the year of the approved plan. These payments will continue until the grants are fully repaid.

Under certain limited circumstances, the Fund may withdraw its approval of the marketing plan. Upon withdrawal of approval, Avantry may be required to refund the grants, in whole or in part, with or without interest, as the Fund determines.

The aggregate liability in respect of the said grants on June 30, 2006 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2005	$ 42,961
Provision increase	7,407
Expenditures	(7,560)

Balance, March 31, 2006	$ 42,808

Acquisition of Avantry	$ 102,000
Provision increase	11,992
Expenditures	(10,005)

Balance, June 30, 2006	$ 146,795

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

14.

Supplementary information:

	Three month ended		Six month ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cash paid for:
Interest	20,429	19,902	39,343	35,642
Non-cash financing and investing activities:
Issuance of convertible debentures for acquisition	1,755,147	-	1,755,147	-
Issuance of common shares in settlement of accounts payable	93,823	95,820	218,336	150,777
Issuance of common shares on conversion of convertible debenture	-	408,036	-	594,036
Purchase of equipment funded by obligation under capital lease	-	-	-	314,365

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

15. Subsequent events:

a) Effective May 23, 2006, the Corporation entered into a merger agreement dated May 15, 2006 with Celerica, Inc., a Delaware corporation (“Celerica”), whereby Celerica will, at closing, become a wholly owned subsidiary of the Corporation.

At closing, the Corporation will issue to the shareholders of Celerica an aggregate of 20,000 shares of Series A convertible non-redeemable preferred shares. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock upon the effectiveness of a certificate of amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware that increases the authorized number of shares of common stock (“Amendment”). The Corporation agreed that the Amendment will be effected no later than November 15, 2006. The Series A preferred stock has a preference on liquidation of $0.16 per share on an as converted basis. The total acquisition price of Celerica is estimated at $2,000,000 and will be allocated to the assets and liabilities acquired by the Company.

The closing of the transaction occurred on July 4, 2006.

b) Effective July 17, 2006, the Corporation entered into a purchase agreement dated July 17, 2006 with Celletra, Ltd., an Israel corporation (“Celletra”), for the purchase of all the shares of Celletra by the Company.

At closing, the Corporation will issue to the shareholders of Celletra an aggregate of 70,000 shares of Series B convertible non-redeemable preferred shares. Each share of the Series B preferred stock will be convertible into 1,000 shares of common stock upon the effectiveness of a certificate of amendment to the Certificate of Incorporation filed with the Secretary of State of Delaware that increases the authorized number of shares of common stock (“Amendment”).  Contingent considerations of 20,000 shares of Series B preferred stock and 40,000,000 warrants, at exercise prices ranging from $0.20 to $0.30, will be issued upon Celletra achieving certain performance milestones in 2006.

The transaction is expected to close by August 31, 2006.

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

Results of Operations

Three months Ended June 30, 2006 and June 30, 2005

Sales

Net sales in the second quarter of 2006 were $1,998,397, an increase of 16.40% or $281,509, from $1,716,888 in the second quarter of 2005. This increase was primarily due to the result of the realization of projects in our customer base and a general improvement in the telecommunication industry.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the second quarter of 2006 was $1,597,679 resulting in a gross margin of $400,718 or 20.05% of net sales, compared to $1,224,026 in the second quarter of 2005 resulting in a gross margin of $492,862, or 28.70% of net sales. This decrease in gross margin percentage is primarily the result of the high portion of sales related to China in which the margins were lower due to the competition pressures.  Cost of goods sold includes stock-based compensation expense of $4,862 in the second quarter of 2006 versus $8,762 in the second quarter of 2005.

Research and development expenses in the second quarter of 2006 were $495,749, a decrease of $34,448 or 6.50%, from $530,197 in the second quarter of 2005.  This decrease was primarily the result of additional processes established around the development of new products which has resulted in more effective use of materials and improved labor utilization.  Research and development expense includes stock-based compensation expense (recovery) of ($1,323) in the second quarter of 2006 versus $16,959 in the second quarter of 2005.

Sales and marketing expenses in the second quarter of 2006 were $296,769, an increase of $108,786, or 57.87%, from $187,983 in the second quarter of 2005.  This increase was primarily to the result of additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense of $18,974 in the second quarter of 2006 versus the expenses of $15,609 in the second quarter of 2005.

Exchange loss in the second quarter of 2006 was $34,052, a decrease of $32,930, from $66,982 in the second quarter of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expense for the second quarter of 2006 increased by $39,580 to $115,853 from $76,273 in the second quarter of 2005.  This increase was primarily to the result of the increase in interest payable to note holders of the convertible debenture issued in February of 2006.

General and administrative expenses exclude the stock-based compensation expenses in the second quarter of 2006 were $340,680, an increase of $22,152 or 7.00%, from $318,528 in the second quarter of 2005. This increase was primarily the result of the travel and other expenses related to the acquisitions and were not capitalized. General and administrative expenses include stock-based compensation expense of $66,009 in the second quarter of 2006 versus $144,563 in the second quarter of 2005.

Accretion of interest and loss on debt settlement for the second quarter of 2006 were $99,935, a decrease of $354,206, compared to $454,141 in the second quarter of 2005. This decrease was primarily to the result of the modification of the terms of the debentures which were issued in August 2004 and February 2005. The modification of the terms was made on February 28, 2006.

Loss in the second quarter of 2006 was $1,167,404, a decrease of $198,000, or 14.50%, from a loss of $1,365,404 in the second quarter of 2005. This decrease was primarily the result of the general improvement in the operation and the decrease in accretion of interest.

Six months Ended June 30, 2006 and June 30, 2005

Sales

Net sales in the first half of 2006 decreased by 14.78% or $544,431, to $3,140,027 from $3,684,458 in the first half of 2005. This decrease was due to the fluctuations in the delivery of our production volume projects to our customers in the first half of 2006.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the first half of 2006 was $2,478,975 resulting in a gross margin of $661,052 or 21.05% of net sales, compared to $2,846,709 in the first half of 2005 resulting in a gross margin of $837,749, or 22.73% of net sales. The decrease in gross margin percentage is primarily the result of the high portion of sales related to China in which the margins were lower due to the competition pressures.  Cost of goods sold includes stock-based compensation expense of $11,411 in the first half of 2006 versus $11,988 in the first half of 2005.

Research and development expenses in the first half of 2006 were $891,633, a decrease of $356,816 or 28.58%, from $1,248,449 in the first half of 2005.  This decrease was primarily to the result of additional processes established around the development of new products which has resulted in more effective use of materials and improved labor utilization.  Research and development expense includes stock-based compensation expense of $39,678 in the first half of 2006 versus $37,284 in the first half of 2005.

Sales and marketing expenses in the first half of 2006 were $455,067, an increase of $192,793, or 73.51%, from $262,274 in the first half of 2005.   This increase was primarily to the result of additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional trade show exhibition expenses.  Sales and marketing expenses include stock-based compensation expense (recovery) of $29,176 in the first half of 2006 versus ($39,459) in the first half of 2005.

Exchange loss in the first half of 2006 was $49,526, an increase of $7,488, from $42,038 in the first half of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expense for the first half of 2006 increased by $70,074 to $201,113 from $131,039 in the first half of 2005.  This increase was primarily to the result of the increase in interest payable to note holders of the convertible debenture issued in February of 2006.

General and administrative expenses exclude the stock based compensation in the first half of 2006 were $721,621, an increase of $161,805, or 28.90%, from $559,816 in the first half of 2005. This increase was primarily the result of the travel and other expenses related to the acquisitions and were not capitalized. General and administrative expenses include stock-based compensation expense of $168,587 in the first half of 2006 versus $393,312 in the first half of 2005.

Accretion of interest and loss on debt settlement for the first half of 2006 were $1,715,900, an increase of $1,120,679, compared to $595,221 in the first half of 2005. This increase was primarily the result of the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued in August 2004 and February 2005.

Loss in the first half of 2006 increased by 47.12%, or $1,198,630, to $3,742,209, from $2,543,579 in the first half of 2005.  The increase was primarily the result of an increase in both sales and marketing expenses, and general and administrative expenses which were spent in order to expand our customer base and complete the acquisition issues respectively. Besides, the increase in accretion of interest also increased the losses in the first half of 2006.

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

Loss for the quarter ended June 30, 2006 was $1,167,404 compared to $1,365,404 in 2005.  Net of stock based compensation and other non-cash expenses of $329,782 in the quarter ended June 30, 2006 and $749,950 in 2005, loss for the quarter ended June 30, 2006 was $837,622 compared to $615,454 in 2005.

Loss for the first half of June 30, 2006 was $3,742,209 compared to $2,543,579 in 2005.  Net of stock based compensation and other non-cash expenses of $2,221,031 in the first half of 2006 and $1,171,784 in 2005, loss for the first half of 2006 was $1,521,178 compared to $1,371,795 in 2005.

RECONCILIATION OF STATEMENT OF OPERATIONS TO NON-GAAP MEASURES

	Three month ended		Six month ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Loss for the period	$ (1,167,404)	$ (1,365,404)	$ (3,742,209)	$ (2,543,579)

Add back:
Stock based compensation	88,522	185,893	248,852	403,125
Accretion of interest and loss on debt settlement	99,935	454,141	1,715,900	595,221
Amortization	89,986	53,846	153,601	93,912
Shares issued in settlement of interest	51,339	56,070	102,678	79,526

Loss for the period, net of non-cash charges	(837,622)	(615,454)	(1,521,178)	(1,371,795)

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2006 of $31,014,695.  During the six-month period ended June 30, 2006, we incurred a net loss, after stock-based compensation, of $3,742,209.

During the six-month period ended June 30, 2006, our cash position was increased to $401,904. This increase was primarily due to convertible debentures issued in the period and cash acquired as part of the acquisition of Avanty. The primary use of cash was for our continued operations.

During the six-month period ended June 30, 2006, the Corporation issued 1,575,513 common shares in settlement of  $218,336 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, 200,000 common shares upon exercise of options for cash proceeds of $34,000.

During the six-month period ended June 30, 2006, we purchased $3,086 in equipment.

Other than leases for premises and equipment commitments for an aggregate of $1,355,559 through 2009, we have no material commitments outstanding at June 30, 2006.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005, March 2005 and February 2006. We may be required to obtain the consent of certain of our investors prior to the issuance of our common stock or common stock equivalents and prior to entering into an agreement to assume certain liabilities. Our operations to date have been primarily financed by sales of our equity securities and debt financing. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005 and February 28, 2006 for so long as any of these issued convertible notes are outstanding.  As of June 30, 2006, we had working deficit of $4,340,904.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Business Combination

On June 8, 2006, the Company completed the merger by and among the Company, Unity Wireless Microwave Systems Ltd. (“UW Microwave”), an Israeli corporation and a wholly owned subsidiary of the Company, and Avantry Ltd. (“Avantry”), pursuant to the terms of a merger agreement entered into by and among the parties effective February 15, 2006 (“Merger Agreement”). Under the term of the Merger Agreement, Unity Wireless Corporation acquired all of the assets of Avantry in exchange for $1,750.000 of convertible promissory notes that are convertible into common stock at $0.25 per shares and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40.

Avantry offers a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic. Avantry’s product line offering includes:

•

Radio Ring IP – A point-to-point high capacity microwave radio with integrated SDH ADM and Ethernet Switching technologies.

•

WitLink – A point-to-point low to medium capacity microwave radio for carrying PDH voice and Ethernet traffic.

•

Optisky – A new generation of SDH optical access system integrating voice and data for the Metropolitan Area Network (MAN).

The high technology industry, in which Avantry is involved, is highly competitive and is characterized by the risks of rapidly changing technologies as well as penetration into world market required investment of considerable resources and continuous development efforts. Avantry’s future success is dependent upon several factors including the technological quality and price / performance of its products relative to those of its competitors. There can be no assurance that Avantry will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively.

Subsequent Events

Celerica Inc. acquisition:

Effective May 23, 2006, the Company entered into a merger agreement dated May 15, 2006 with Celerica, Inc., a Delaware corporation (“Celerica”), for the merger of Unity Wireless Acquisition Corp., a Delaware corporation that is wholly owned by the Company, into Celerica. As a result of the merger, Celerica will at the closing become a wholly owned subsidiary of the Company.

At the closing the Company will issue to the Celerica Selling Shareholders (as defined) an aggregate of 20,000 shares of Series A Convertible Non Redeemable Preferred Shares. Each share of the Series A Preferred Stock will automatically convert into 1,000 shares of Common Stock upon the effectiveness of a certificate of amendment to the Certificate of Incorporation duly filed with the Secretary of State of Delaware that increases the authorized number of shares of Common Stock (“Amendment”). The Company agreed that the Amendment will be effected no later than November 15, 2006. The Series A Preferred Stock has a preference on liquidation of $0.16 per share on an as converted basis, and is otherwise substantially equivalent to the common stock.

The closing of the transaction occurred on July 4, 2006.

Celletra Inc. acquisition:

Effective July 17, 2006, the Company entered into a purchase agreement  dated July 17, 2006 with Celletra, Ltd., an Israel corporation (“Celletra”), for the purchase of Celletra by the Company.  As a result of the purchase, Celletra will at the closing become a wholly owned subsidiary of the Company.

At the closing the Company will issue to the Celletra Selling Shareholders (as defined) an aggregate of 70,000 shares of Series B Convertible Non Redeemable Preferred Shares (“Series B Preferred Stock”). Each share of the Series B Preferred Stock will be convertible into 1,000 shares of Common Stock upon the effectiveness of a certificate of amendment to the Certificate of Incorporation duly filed with the Secretary of State of Delaware that increases the authorized number of shares of Common Stock (“Amendment”). An additional 20,000 shares of Series B Preferred Stock and 40 million warrants, at exercise prices ranging from US$0.20 to US$0.30, may also be issuable based on certain performance milestones being met by Celletra in 2006.

The transaction is expected to close at August 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

i) During the three-month period ended June 30, 2006, the Corporation issued 208,333 common shares to Ilan Kenig in settlement of $31,250 in salaries payable.

ii) During the three-month period ended June 30, 2006, the Corporation issued 74,895 common shares to Raffi Antepyan in settlement of $11,234 payable for general expenses.

iii) On June 08, 2006, the Corporation issued $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per shares and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40 a share to complete the merger by and among the Company, Unity Wireless Microwave Systems Ltd. an Israeli corporation and a wholly owned subsidiary of the Company, and Avantry Ltd.

iv)  On July 4, 2004, Unity Wireless Corporation (the “Company”) completed a merger with Celerica, Inc., a Delaware corporation (“Celerica”), for the merger of Unity Wireless Acquisition Corp., a Delaware corporation that is wholly owned by the Company, into Celerica.

The Company issued to the Celerica Selling Shareholders (as defined) an aggregate of 20,000 shares of Series A Convertible Non Redeemable Preferred Shares. Each share of the Series A Preferred Stock will automatically convert into 1,000 shares of Common Stock upon the effectiveness of a certificate of amendment to the Certificate of Incorporation duly filed with the Secretary of State of Delaware that increases the authorized number of shares of Common Stock (“Amendment”).

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
August 14, 2006

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 14, 2006

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

Date: August 14, 2006

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

Date: August 14, 2006

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
August 14, 2006

Exhibit 32.2

CERTIFICATION OF  CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dallas Pretty, Chief Financial Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

3.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
August 14, 2006