Form 10QSB
period 2006-09-30
UNITY WIRELESS CORP
filed 2006-11-15
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

94,566,430 common shares outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 809,282	$ 157,046
Restricted cash	484,000	-
Accounts receivable less allowance for doubtful accounts of $nil (December 31, 2005 - $nil)	5,044,161	708,828
Inventory (note 4)	3,632,829	1,124,485
Prepaid expenses and deposits	129,104	74,466
	10,099,376	2,064,825
Long-term deposits	130,000	-
Amounts funded for employees’ rights upon retirement (note 9)	1,114,000	-
Equipment, net	2,335,815	1,160,539
Goodwill and intangibles (note 3)	14,176,560	741,596
	$ 27,855,751	$ 3,966,960
Liabilities and Stockholders' Deficiency
Current liabilities:
Bank loan (note 5)	$ 2,215,000	$ -
Accounts payable and accrued liabilities (note 6)	9,983,795	2,895,507
Obligations under capital leases (note 7)	391,344	345,622
Convertible debenture (note 8)	1,867,855	766,109
Product warranty (note 14(c))	394,735	42,961
	14,852,729	4,050,199
Obligations under capital leases (note 7)	164,103	452,567
Convertible debenture (note 8)	2,300,038	224,194
Warrants and conversion feature liability (notes 8(d) and 11(d))	2,803,231	-
Employees’ rights upon retirement (note 9)	1,181,000	-
Series A Convertible non-redeemable preferred shares (note 10(a))	1,999,999	-
Series B Convertible non-redeemable preferred shares (note 10(b))	8,999,999	-
	32,301,099	4,726,960
Stockholders' deficiency:
Common stock, $0.001 par value 150,000,000 authorized, 94,566,430 (2005 – 90,885,396) issued and outstanding	94,566	90,885
Additional paid-in capital	28,149,433	26,490,425
Series A Convertible non-redeemable preferred shares (note 10(a))	1	-
Series B Convertible non-redeemable preferred shares (note 10(b))	1	-
Accumulated deficit	(32,620,525)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(4,445,348)	(760,000)
	$ 27,855,751	$ 3,966,960

Commitments (note 13)

Contingent liabilities (note 14)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

 Consolidated Statements of Operations and Comprehensive Loss

 (Expressed in United States dollars)

 (Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$ 1,517,857	$ 949,700	$ 4,657,884	$ 4,634,158
Cost of goods sold (3 month data includes stock- based compensation expense of $4,151 in 2006 and $6,165 in 2005; 9 month data includes stock- based compensation expense of $15,562 in 2006 and $18,153 in 2005 and excludes depreciation and amortization shown separately below)	1,098,499	747,835	3,577,474	3,594,544
	419,358	201,865	1,080,410	1,039,614
Expenses:
Research and development (3 month data includes stock-based compensation expense of $11,791 in 2006 and $9,001 in 2005; 9 months data includes stock-based compensation of $51,469 in 2006 and $46,285 in 2005)	723,935	393,744	1,615,568	1,642,193
Royalties for government grant (note 13(b))	31,174	14,245	77,387	69,512
Sales and marketing (3 month data includes stock- based compensation expense of $13,820 in 2006 and $9,091 in 2005; 9 month data includes stock- based compensation expenses (recovery) of $42,996 in 2006 and ($30,368) in 2005.)	544,031	134,573	999,098	396,847
Depreciation and amortization	219,444	79,546	373,045	173,458
Amortization of intangibles (note 3(d))	200,000	-	200,000	-
Exchange (gain) loss	5,520	(6,909)	55,046	35,129
Interest expense, excluding accretion of interest and loss on debt settlement	184,172	72,838	385,285	203,877
General and administrative (3 month data includes stock-based compensation expense of $63,460 in 2006 and $113,393 in 2005; 9 month data Includes $232,047 in 2006 and $506,705 in 2005)	749,708	415,389	1,639,916	1,368,517
	2,657,984	1,103,426	5,345,345	3,889,533
Operating loss for the period	(2,238,626)	(901,561)	(4,264,935)	(2,849,919)
Other income	6,650	-	6,650	-
Fair value adjustment on warrants and conversion feature liability (note 8(d))	(54,290)	-	591,424	-
Accretion of interest and loss on debt settlement (note 8)	(62,829)	(115,977)	(1,681,178)	(711,198)
Loss for the period	(2,349,095)	(1,017,538)	(5,348,039)	(3,561,117)
Deficit, beginning of period	(30,271,430)	(24,365,657)	(27,272,486)	(21,822,078)
Deficit, end of period	$(32,620,525)	$(25,383,195)	$(32,620,525)	$(25,383,195)

Basic and diluted loss per common share (note 11(b))	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.04)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operations:
Loss for the period	$ (2,349,095)	$ (1,017,538)	$ (5,348,039)	$ (3,561,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	62,829	115,977	1,681,178	711,198
Fair value adjustment on warrants and conversion feature liability	54,290	-	(591,424)	-
Change in employees liability upon retirement	(155,000)	-	(157,000)	-
Depreciation and amortization	219,444	79,546	373,045	173,458
Amortization of intangibles	200,000	-	200,000	-
Gain on disposal	(81,650)	-	(81,650)	-
Stock-based compensation	93,222	137,650	342,074	540,775
Changes in non-cash working capital relating to operations:
Accounts receivable	1,651,383	523,667	476,941	(907,181)
Inventory	(502,235)	(107,995)	(281,553)	(336,791)
Prepaid expenses	25,026	10,748	(49,013)	(9,970)
Accounts payable and accrued liabilities	696,995	7,164	1,351,427	1,153,485
	(84,791)	(250,781)	(2,084,014)	(2,236,143)
Investments:
Cash assumed on acquisition, less acquisition costs (note 3)	618,738	-	1,066,903	-
Acquisition of equipment	(5,488)	(35,118)	(8,574)	(122,897)
Disposition of equipment	101,686	-	101,686	-
Restricted cash	(48,000)	-	(48,000)	-
Amount funded for employees rights upon retirement	126,000	-	126,000	-
Change in deposit, net	16,750	-	17,744	-
	809,686	(35,118)	1,255,759	(122,897)
Financing:
Bank Loan	(411,000)	-	(411,000)	-
Repayment of capital lease obligation	(79,817)	(91,603)	(242,743)	(176,236)
Convertible debentures (note 8(d))	-	-	2,200,000	2,000,000
Cash proceeds on issuance of common shares	-	482,921	106,222	884,621
Share issue costs	-		(218,861)	(236,298)
	(490,817)	391,318	1,433,618	2,472,087
Effect of foreign exchange rate changes of cash and cash equivalents	16,254	(61,477)	46,873	(175,410)
Increase (decrease) in cash and cash equivalents	250,332	43,942	652,236	(62,363)
Cash and cash equivalents, beginning of period	558,950	103,241	157,046	209,546
Cash and cash equivalents, end of period	$ 809,282	$ 147,183	$ 809,282	$ 147,183

Cash flow supplementary information (note 15)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2005.  Except as indicated in note 11(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.  Note 8(d) describes a restatement that has been reflected in these interim consolidated financial statements for the nine months ended September 30, 2006.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by debt and equity transactions.  At September 30, 2006, the Corporation requires additional financing to continue to operate at current levels throughout the year. Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2005, except as disclosed below and 11(c).

(a) Amounts funded for employees’ rights upon retirement:

Amounts funded for employees’ rights upon retirement represent contributions to severance pay funds and cash surrender life insurance policies that are recorded at their current redemption value.

(b)

Recent accounting pronouncements:

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The impact of the adoption of this Interpretation on the Corporation’s consolidated financial statements has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The impact of the adoption of SFAS No. 157 on the Corporation’s consolidated financial statements has not yet been determined.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying the materiality of a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The impact of the adoption of SAB 108 on the Corporation’s consolidated financial statements has not yet been determined.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

3.   Business combination:

a)  On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”). Avantry specializes in offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic.

Under the terms of the Merger Agreement, the Corporation acquired the net assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147 (See note 8(e)).

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

Cash	$ 496,896
Working capital (other than cash)	(2,250,363)
Fixed assets	891,433
Goodwill and intangibles	2,696,218
Other assets	514,744
Other liabilities	(500,000)

Total net assets acquired	$ 1,848,928

Consideration:
Convertible promissory notes and warrants (note 8(e))	$ 1,755,147
Acquisition costs	93,781
$ 1,848,928

Any goodwill allocated on the acquisition will not be deductible for tax purposes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

3.   Business combination (continued):

b)  On July 3, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Acquisition Corporation (“UW Acquisition”) acquired Celerica Inc. (“Celerica”). Celerica specializes in extending RF coverage and optimizing network capacity distribution of mobile communications in urban, suburban and rural areas, using optical wireless, fiber optics and microwave technology.

Under the terms of the merger agreement, the Corporation acquired the net assets of Celerica in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares (see note 10(a)). The preferred shares have been valued at a fair value of $2,000,000 based on multiplying the Corporation’s common shares market price as of the closing date of the acquisition by the number of common stock issuable upon conversion.

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations and comprehensive loss include the operating results of Celerica Inc. from July 3, 2006, the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

.

Cash	$ 222,000
Working capital(other than cash)	(665,000)
Fixed assets	327,000
Goodwill and intangibles	2,096,483
Other assets	110,000
Other liabilities	(72,000)

Total net assets acquired	$ 2,018,483

Consideration:
Fair value of preferred shares issued (note 10(a))	$ 2,000,000
Acquisition costs	18,483
$ 2,018,483

Any goodwill allocated on the acquisition will not be deductible for tax purposes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

3.   Business combination (continued):

c) On August 17, 2006, the Corporation acquired Celletra Ltd. (“Celletra”). Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells

Under the terms of the purchase agreement, the Corporation acquired the net assets of Celletra in exchange for 70,000 shares of Series B convertible non-redeemable preferred shares (see note 10(b)) and contingent consideration of 20,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock at a prices between $0.20 and $0.30 expiring August 17, 2009 (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock).  The contingent consideration is payable upon Celletra achieving revenues from January 1, 2006 to June 30, 2006 and binding purchase orders as of June 30, 2006 of not less than $6,400,000.  On the acquisition date, the contingent consideration criteria had been met and the contingent consideration was issued.

The 90,000 preferred shares have been valued at a fair value of $9,000,000 based on multiplying the Corporation’s common share market price as of the closing date of the acquisition by the number of common stock into which the preferred stock is convertible. The warrants have been valued at a fair value of $2,026,533 calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 108%; a risk-free interest rate of 4.01% and expected term of 3 years.  .

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations and comprehensive loss include the operating results of Celletra Ltd. from August 17, 2006, the date of acquisition.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

3.   Business combination (continued):

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 489,000
Working capital (other than cash)	987,000
Fixed assets	305,000
Goodwill and intangibles	8,842,262
Other assets	1,198,000
Other liabilities	(765,000)

Total net assets acquired	$ 11,055,262

Consideration:
Fair value of preferred shares issued (note 10(b))	$ 9,000,000
Fair value of warrants issued (note 11(d))	2,026,533
Acquisition costs	28,729
$ 11,055,262

Any goodwill allocated on the acquisition will not be deductible for tax purposes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

3.   Business combination (continued):

(d)  For all of the acquisitions described in note 3(a) to note 3(c), the Corporation is still in the process of determining the fair value of the acquired intangible assets in order to complete the allocation of the purchase price between goodwill and acquired intangible assets.  The allocation process is expected to be completed by December 31, 2006.

For the period ended September 30, 2006, amortization of amounts initially defined as “goodwill and intangibles” has been recognized at a preliminary rate of 20% per annum.

The following table presents unaudited pro forma results of operations for the nine-month ended September 30, 2006 as if all of the acquisitions had occurred on January 1, 2005. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$ 3,170,857	$ 4,634,700	$ 11,965,173	$ 20,560,158

Loss for the period	(4,377,605)	(3,599,538)	(13,891,298)	(12,141,117)

Basic and diluted loss per common share	(0.05)	(0.04)	(0.15)	(0.15)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

4.     Inventory:

	September 30, 2006	December 31, 2005

Raw materials	$ 2,909,864	$ 940,265
Finished goods	722,965	184,220

	$ 3,632,829	$ 1,124,485

5.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2.5%.  The balance of $816,000 as at September 30, 2006 is due by March 31, 2007.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit which bears interest at LIBOR + 2.5% and is secured by a general floating lien on all of Celletra’s assets. As at September 30, 2006, the balance of the line of credit was $1,399,000.

6.    Accounts payable and accrued liabilities:

	September 30, 2006	December 31, 2005

Trade accounts payable	$ 5,720,916	$ 2,053,363
Accrued liabilities	4,262,879	842,144

	$ 9,983,795	$ 2,895,507

Included in trade accounts payable is a loan of $254,000, bearing interest at 8% and due July 3, 2007, payable to former shareholders of Celerica Ltd.

The Corporation initially recorded an aggregate of $632,000 relating to severance and lease termination costs related to the acquisition of Avantry, Celerica, and Celletra which were included in accrued liabilities.  As at September 30, 2006, $198,000 of severance and lease termination costs remained accrued in accrued liabilities.  During the three months ended September 30, 2006, the Corporation paid $434,000 in severance costs which were charged against this accrual.  There were no accrued severance costs or lease termination costs as at December 31, 2005.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

7.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at September 30, 2006, future minimum lease payments under capital leases are as follows:

2006	$ 121,908
2007	398,430
2008	78,095
598,433

Amount representing interest	(42,986)
555,447

Current portion	391,344

$ 164,103

Interest rates on the capital leases average approximately 9.64%.  Interest expense for the nine-month period ended September 30, 2006 was $59,295 (2005 - $48,021).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

8.

Convertible debentures:

(a)

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on August 2004, to extend the maturity of the remaining debentures of $950,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the 1,125,000 remaining warrants from $0.20 to $0.16 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $270,237 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value.

During the nine-month period ended September 30, 2006, accretion of $52,638 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $270,237 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  During the nine-month period ended September 30, 2006, no debentures were converted.   As at September 30, 2006, $950,000 of these debentures remain outstanding.  No beneficial conversion option has been recognized under the modified terms.

(b)

On February 28, 2006 the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of the remaining debentures of $1,350,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of 2,500,000 and 1,125,000 remaining warrants from $0.20 to $0.10 and $0.16, respectively, per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $1,182,485 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value.

During the nine-month period ended September 30, 2006, accretion of $68,881 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $1,182,485 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  During the nine-month period ended September 30, 2006, no debentures were converted.  As at September 30, 2006, $1,350,000 of these debentures remain outstanding.  No beneficial conversion option has been recognized under the modified terms.

(c)

During March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures and warrants of the Corporation. During the nine month period ended September 30, 2006, accretion of $85,210 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  During the nine-month period ended September 30, 2006, no debentures were converted.  As at September 30, 2006, $266,964 of these debentures remain outstanding.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

8.

Convertible debentures (continued):

 (d)

During February 2006, the Corporation realized gross cash proceeds of $2,200,000 from the issuance of 8% redeemable convertible notes of the Corporation plus 6,875,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 28, 2006 and the notes are to mature on February 28, 2009.  The notes are convertible into common stock at the option of the holders at $0.16 per share provided that  the notes and related warrants are convertible into a maximum aggregate of 10,000,000 shares of common stock.  Also, subject to certain conditions, the Corporation can force conversion of the notes if the volume weighted average price of the common stock is at least $0.32 for 20 consecutive trading days. Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.16 on or before February 28, 2011, on which date the warrants will expire.

During the quarter ended September 30, 2006, the original accounting for these convertible debentures, which reflected the warrants and beneficial conversion option as equity items, was retroactively restated to reflect the following accounting.

At the date of issuing the convertible note, the Corporation calculated the fair value of warrants issued at $1,056,170 and recorded this value as long-term liability as the Corporation does not have sufficient authorized shares available to permit the exercise of these warrants into common shares.  The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:  no dividend yield; volatility of 143%; a risk-free interest rate of 4% and an expected term of five years.

Of the remaining value of the convertible debentures of $1,143,829, the fair value of the conversion feature on those debentures which can not be converted to common stock due to insufficient authorized common share capital being available, amounting to $311,953, has been recorded as “warrant and conversion feature liability” on the balance sheet.  The intrinsic value of the beneficial conversion option of $831,876 on the remaining convertible debentures where there is sufficient authorized common share capital to allow conversion has been recorded as additional paid-in capital.

The warrants and conversion feature recorded as a liability on the balance sheet are recorded at fair value with any changes in fair value for each subsequent reporting period recorded as a charge or credit to the statement of operations until such time as an increase in authorized share capital is approved by the Corporation’s stockholders.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

8.

Convertible debentures (continued):

On the approval date, the fair values of the warrants issued and the conversion feature recorded as a liability will be reclassified to equity. For the nine-month period ended September 30, 2006, the fair value of the warrants and liability portion of the conversion feature has decreased by $659,832 resulting in a credit being recorded in the statement of operations. During the nine-month period ended September 30, 2006, no debentures were converted and accretion of $35 has been recorded as a charged to the statement of operations.  As at September 30, 2006, $2,200,000 of these debentures remain outstanding.

 (e)

On June 12, 2006 (See note 3(a)), the Corporation issued $1,750,000 of non-interest bearing convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40 per share to complete the acquisition of Avantry. The notes mature on June 12, 2007. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.40 on or before June 8, 2009, on which date the warrants will expire.

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

During the nine month period ended September 30, 2006, accretion of $21,692 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability. There were no debentures converted during the nine-month period ended September 30, 2006.  As at September 30, 2006, the face value of $1,750,000 of these debentures remain outstanding.

9.   Employee’s rights upon retirement:

Under Israeli law and labor agreements, the Corporation’s Israel subsidiaries are is required to pay severance benefits to its dismissed employees and employees leaving its employment under certain circumstances. The liability for severance benefits is covered mainly by deposits with insurance companies in the name of the employee and / or by purchase of insurance policies. The liability is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The provision for employee severance benefits included in the balance sheet represents the total liabilities for such severance benefits, while the assets held for severance benefits included in the balance sheet represents the Corporations’s Israeli subsidiaries contributions to severance pay funds and to insurance policies.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

10.   Preferred shares:

 (a)

Series A convertible non-redeemable preferred shares

The Series A convertible non-redeemable preferred shares were issued for the acquisition of Celerica. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock upon approval of an increase of authorized share capital at the Corporation’s next annual general meeting. The Series A preferred stock has a par value of $0.001 and a preference on liquidation of $0.16 per share on an as converted basis.  As at September 30, 2006, 20,000 Series A convertible non-redeemable preferred shares were outstanding.

Under EITF 00-19, as the conversion feature of the preferred shares is not exercisable as the Company does not have sufficient authorized capital, the fair value of the conversion feature of $1,999,999 has been classified as a non-current liability with the residual value of $1 recorded as equity.  The conversion feature recorded as a non-current liability, will be carried at fair value with changes in fair value recorded as a charge or credit to the statement of operations until an increase in authorized share capital is approved by the Corporation’s stockholders. On the approval date, the fair value of the liability portion of the conversion feature will be reclassified from liability to equity. For the nine-month period ended September 30, 2006, there was no change to the fair value of the conversion feature between July 3, 2006, the issue date and September 30, 2006.

 (b)

Series B convertible non-redeemable preferred shares

The Series B convertible non-redeemable preferred shares were issued for the acquisition of Celletra. Each share of the Series B preferred stock will be converted into 1,000 shares of common stock upon approval of an increase of authorized share capital and at the election of the preferred share holders or will be automatically converted into 1,000 shares of common stock on the later of the approval date or thirty days after the Corporation’s second annual general meeting. The Series B preferred stock has a par value of $0.001.  As at September 30, 2006, 90,000 Series B convertible non-redeemable preferred shares were outstanding.

Under EITF 00-19, as the conversion feature of the preferred shares is not exercisable as the Company does not have sufficient authorized capital, the fair value of the conversion feature of $8,999,999 has been classified as a non-current liability with the residual value of $1 recorded as equity.  The conversion feature recorded as a non-current liability, will be carried at fair value with changes in fair value recorded as a charge or credit to the statement of operations until an increase in authorized share capital is approved by the Corporation’s stockholders. On the approval date, the fair value of the liability portion of the conversion feature will be reclassified from liability to equity. For the nine-month period ended September 30, 2006, there was no change to the fair value of the conversion feature between August 17, 2006, the issue date and September 30, 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

11.

Common stock:

(a)

Issued and outstanding

During the nine-month period ended September 30, 2006, the Corporation issued 2,925,479 common shares in settlement of  $342,642 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, and 200,000 common shares upon exercise of options for cash proceeds of $34,000.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three month ended		Nine month ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Loss for the period	$ (2,349,095)	$ (1,017,538)	$ (5,348,039)	$ (3,561,117)

Weighted average number of:
Common shares outstanding	93,834,958	88,141,763	92,778,137	83,086,408

Basic and diluted loss per common share	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.04)

For the nine-month period ended September 30, 2006 and 2005, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

11.

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

The fair value of stock options are determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for recording stock-based compensation expense reflected in the consolidated statement of operations under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, there was no material impact of adopting SFAS No. 123R on the financial statements of the Corporation. The Corporation has recorded $342,074 and $540,775 of stock-based compensation expense during the nine months ended September 30, 2006 and 2005, respectively, and there was no change in the previously reported basic and diluted loss per share in the first nine months of 2005.

The Corporation grants options to employees and non-employees.  The fair value of employee and non-employee grants in 2006 and 2005 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% (2005 – 154%) based on daily stock price; risk-free interest rate of 3.25% (2005 – 3.25%) and expected lives between 1 to 5 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

11.

Common stock (continued):

(c)

Stock option plan (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price
Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25

Options granted	(1,260,000)	1,260,000	0.14
Options expired	390,417	(390,417)	0.22
Options exercised	-	(200,000)	0.17
Increase in reserved for issuance	936,207	-

Balance, September 30, 2006	11,468,286	7,445,000	$ 0.24

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at March 31, 2006, June 30, 2006 and September 30, 2006, the intrinsic value of exercisable options was nil.  The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was nil.

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2006 was nil and $0.12, respectively.

As of September 30, 2006, total unrecognized compensation cost related to unvested stock options was $237,003 and is expected to be recognized over a weighted-average period of 3.23 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

11.

Common stock (continued):

The following table summarizes information about stock options under the plan outstanding at September 30, 2006:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at September 30, 2006	Weighted average exercise price

$0.11 - 0.20	4,155,000	3.44	$ 0.15	2,329,375	$ 0.15
$0.23 - 0.29	2,030,000	3.33	0.27	1,077,500	0.27
$0.30 - 0.38	860,000	2.22	0.34	703,750	0.34
$0.70	400,000	2.75	0.70	300,000	0.70

	7,445,000	3.23	$ 0.24	4,410,625	$ 0.25

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

11.

Common stock (continued):

 (d)

Warrants:

The following transferable share purchase warrants were outstanding as at September 30, 2006:

Expiry date	Exercise price per share	Number of shares

October 13, 2006	$ 0.20	125,000
May 01, 2007	0.32	120,000
September 30, 2007	0.50	525,700
September 30, 2007	0.25	1,553,433
October 01, 2007	0.20	100,000
January 30, 2008	0.25	100,000
January 30, 2008	0.35	100,000
February 13, 2008	0.20	555,555
March 31, 2008	0.50	2,059,492
October 01, 2008	0.25	150,000
June 08, 2009	0.40	600,000
August 17, 2009	0.20	10,000,000
August 17, 2009	0.22	10,000,000
August 17, 2009	0.27	10,000,000
August 17, 2009	0.30	10,000,000
August 31, 2009	0.16	1,750,000
October 13, 2009	0.20	150,000
February 11, 2010	0.10	2,500,000
February 11, 2010	0.16	2,000,000
March 14, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000
February 28, 2011	0.16	6,875,000
February 28, 2011	0.16	1,375,000

The warrants that expire August 17, 2009 relating to the purchase of Celletra are classified as a liability and recorded at their fair value of $2,026,533 (note 3(c)) as the Corporation does not have sufficient authorized common share capital to allow for conversion.  From the acquisition date on August 17, 2006 to September 30, 2006, an increase in fair value of $68,408 has been recorded as a charge in the statement of operations.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

12.

Segmented information:

(a)

Segment information:

During the nine-month period ended September 30, 2006 and 2005, the Corporation was operating in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information:

Long lived assets located in Canada amount to $1,720,411 with the remaining long lived assets of $14,791,964 located in Israel.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
China	$ 38	$ 89	$ 1,015	$ 2,344
United States	258	848	632	1,736
Israel	226	13	262	67
Canada	317	-	825	487
Germany	-	-	40	-
Hungary	290	-	1,490	-
Others	389	-	394	-
Total sales	$ 1,518	$ 950	$ 4,658	$ 4,634

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Customer A	$ 958	$ 1,504
Customer B	314	1,583
Customer C	495	486
Customer D	1,450	-

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

12.  Segmented information (continued):

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Customer A	$ 1,830	$ -
Customer B	1,231	-

13.

Commitments:

The Corporation has the following future minimum lease commitments for premises and leased vehicles:

2006	$ 156,071
2007	240,333
2008	96,679
2009	30,208

$ 523,291

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

14.

Contingent liabilities:

(a)

The Corporation is currently a party to two actions in the Supreme Court of British Columbia, Vancouver Registry, brought by two different suppliers of the Corporation for approximately $400,000 in total.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to September 30, 2006.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the nine months ended September 30, 2006, the Corporation recorded $58,387 (CDN$66,545) as royalties expense and $69,512 (CDN $88,694) in 2005.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

14.

Contingent liabilities (continued):

 (iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of September 30, 2006, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

(iv)

The Corporate Israeli’s subsidiaries were granted by Canada Israel Industrial Research & Development Foundation (“CIIRDF”) and by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) approval for CIIRDF grants and OCS participation in the cost of several research programs. In return the Corporate Israeli’s subsidiaries are committed to pay royalties at a rate of 3% to 5% of the sales of the approved products, up to 100% of the amount of the grants received, with the addition of interest at LIBOR. Under certain conditions, the Corporate Israeli’s subsidiaries’ commitment to pay royalties at the rates mentioned above and the total obligation for royalties shall increase. The Corporate Israeli’s subsidiaries are committed to pay increased royalties for income derived from the above mentioned sale of rights.

The grants are deducted from research and development expenses. The Corporate Israeli’s subsidiaries are entitled to the grants only upon incurring research and development expenditures. The Corporate Israeli’s subsidiaries are not obliged to repay any amount received from the OCS if the research effort is unsuccessful or if no products are sold. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the Corporate Israeli’s subsidiaries may be required to refund the grants, in whole or in part, with or without interest, as the OCS determines.

The Corporate Israeli’s subsidiaries’ total obligation for royalties, based on royalty-bearing government participation, totaled approximately $14,242,000 as of September 30, 2006.

Such amount excludes potential increase resulting from the abovementioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

 14.

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

The aggregate liability in respect of the said grants on September 30, 2006 amounts to $72,000.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2006 and 2005 (unaudited)

 (c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2005	$ 42,961
Provision increase	7,407
Expenditures	(7,560)

Balance, March 31, 2006	42,808

Acquisition of Avantry	102,000
Provision increase	11,992
Expenditures	(10,005)

Balance, June 30, 2006	146,795

Acquisition of Celerica	59,000
Acquisition of Celletra	189,000
Provision increase	5,667
Expenditures	(5,727)

Balance, September 30, 2006	$ 394,735

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

15.

Supplementary information:

	Three month ended		Nine month ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Cash paid for:
Interest	$ 37,752	$ 20,891	$ 77,095	$ 56,533
Non-cash financing and investing activities:
Issuance of convertible debentures for acquisition	-	-	1,755,147	-
Issuance of Series A preferred for acquisition	2,000,000	-	2,000,000	-
Issuance of Series B preferred shares and warrants for acquisition	11,026,533	-	11,026,533	-
Issuance of common shares in settlement of accounts payable	124,306	82,486	342,642	233,263
Issuance of common shares on conversion of convertible debenture	-	-	-	594,036
Purchase of equipment funded by obligation under capital lease	-	346,582	-	660,947

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

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2005 contained in the 10-KSB filed on March 31, 2006, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we are unable to continue as a going concern.

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

General

Unity Wireless products are divided into two main lines; The first is Coverage Enhancement Solutions (CES), such as repeaters, and tower mounted amplifiers, that are utilized by Wireless Network Operators to extend coverage and manipulate capacity so that their overall network performance is enhanced in the most cost effective manner.  The second area of Unity's business is supplying high power amplifiers (HPA) and related subsystems to the large Original Equipment Manufacturers (OEM) of base transceiver stations (BTS or base stations). Base stations are the main radio system in any wireless network and Unity has developed over 40 HPA models that are used in cellular, personal communication services (PCS), paging, wireless local loop (WLL) and third generation (3G) BTSs.  Almost all of the OEM products are custom made or adapted to satisfy each OEM customer's particular requirements.

Results of Operations

Three months Ended September 30, 2006 and September 30, 2005

Sales

Net sales in the third quarter of 2006 were $1,517,857, an increase of 59.82% or $568,157, from $949,700 in the third quarter of 2005. This increase was primarily due to revenues recorded from the acquired businesses.

Cost of Goods Sold and Operating Expenses

Cost of goods sold in the third quarter of 2006 was $1,098,499 resulting in a gross margin of $419,358 or 27.63% of net sales, compared to $747,835 in the third quarter of 2005 resulting in a gross margin of $201,865, or 21.26% of net sales. The increase in gross margin percentage is primarily the result of the reduced component pricing as our level of component purchases has increased due to increased business activity and cost reductions associated with our China facility which is increasingly performing final assembly for the Company’s products.  Cost of goods sold includes stock-based compensation expense of $4,151 in the third quarter of 2006 versus $6,165 in the third quarter of 2005.

Research and development expenses in the third quarter of 2006 were $723,935, an increase of $330,191 or 83.86%, from $393,744 in the third quarter of 2005.  This change was primarily the result of decreased expenses due to additional processes established around the development of new products which has resulted in more effective use of materials and improved labor utilization which was offset by additional expenses related to the acquired businesses.  Research and development expense includes stock-based compensation expense of $11,791 in the third quarter of 2006 versus $9,001 in the third quarter of 2005.

Sales and marketing expenses in the third quarter of 2006 were $544,031, an increase of $409,458, or 304.26%, from $134,573 in the third quarter of 2005.  This increase was primarily to the result of additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional expenses relating to the acquired businesses.  Sales and marketing expenses include stock-based compensation expense of $13,820 in the third quarter of 2006 versus the expenses of $9,091 in the third quarter of 2005.

Exchange loss (gain) in the third quarter of 2006 was $5,520, an increase of $12,429, from ($6,909) in the third quarter of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expense for the third quarter of 2006 was $184,172, an increase of $111,334, from $72,838 in the third quarter of 2005.  This increase was primarily to the result of the increase in interest payable to note holders of the convertible debenture issued in February of 2006.

General and administrative expenses in the third quarter of 2006 were $749,708, an increase of $334,319 or 80.48%, from $415,389 in the third quarter of 2005. This increase was primarily the result of the additional expenses relating to the acquired businesses. General and administrative expenses include stock-based compensation expense of $63,460 in the third quarter of 2006 versus $113,393 in the third quarter of 2005.

Accretion of interest and loss on debt settlement for the third quarter of 2006 were $62,829, a decrease of $53,148, compared to $115,977 in the third quarter of 2005. This decrease was primarily due to the result of the modification of the terms of the debentures which were issued in August 2004 and February 2005. The modification of the terms was made on February 28, 2006.

Fair value adjustment on warrants and conversion feature liability of ($54,290) relates to fair value adjustments for the coversion feature and warrant related to convertible debenture financing of $2,200,000, in the amount of $14,118, and to the 40,000,000 warrants issued related to a fair value adjustment relating to the acquisition of Celletra Ltd., in the amount of ($68,408).

Loss in the third quarter of 2006 was $2,349,095, an increase of $1,231,557, or 121.04%, from a loss of $1,017,538 in the third quarter of 2005. The increase was primarily a result of the  acquisitions completed in the third quarter of 2006.

Nine months Ended September 30, 2006 and September 30, 2005

Sales

Net sales in the nine month period ended of 2006 were $4,657,884, an increase of 0.51% or $23,726, from $4,634,158 in the nine month period ended of 2005.

Cost of Goods Sold and Operating Expenses

Cost of goods sold during the nine month period ended period of 2006 was $3,577,474 resulting in a gross margin of $1,080,410 or 23.20% of net sales, compared to $3,594,544 in the nine month period ended of 2005 resulting in a gross margin of $1,039,614, or 22.43% of net sales. Cost of goods sold includes stock-based compensation expense of $15,562 in the nine month period ended of 2006 versus $18,153 in the nine month period ended of 2005.

Research and development expenses in the nine month period ended of 2006 were $1,615,568, a decrease of $26,625 or 1.62%, from $1,642,193 in the nine month period ended of 2005.  This change was primarily the result of decreased expenses due to additional processes established around the development of new products which has resulted in more effective use of materials and improved labor utilization which was offset by additional expenses related to the acquired businesses.  Research and development expense includes stock-based compensation expense of $51,469 in the nine month period ended of 2006 versus $46,285 in the nine month period ended of 2005.

Sales and marketing expenses in the nine month period ended of 2006 were $999,098, an increase of $602,251, or 151.76%, from $396,847 in the nine month period ended of 2005.   This increase was primarily to the result of additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional expenses relating to the acquired businesses.  Sales and marketing expenses include stock-based compensation expense (recovery) of $42,996 in the nine month period ended of 2006 versus ($30,368) in the nine month period ended of 2005.

Exchange loss in the nine month period ended of 2006 was $55,046, an increase of $19,917, from $35,129 in the nine month period ended of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest expense for the nine month period ended of 2006 increased by $181,408 to $385,285 from $203,877 in the nine month period ended of 2005.  This increase was primarily to the result of the increase in interest payable to note holders of the convertible debenture issued in February of 2006.

General and administrative expenses in the nine month period ended of 2006 were $1,639,916, an increase of $271,399, or 19.83%, from $1,368,517 in the nine month period ended of 2005. This increase was primarily the result of the additional expenses relating to the acquired businesses.. General and administrative expenses include stock-based compensation expense of $232,047 in the nine month period ended of 2006 versus $506,705 in the nine month period ended of 2005.

Accretion of interest and loss on debt settlement for the nine month period ended of 2006 were $1,681,178, an increase of $969,980, compared to $711,198 in the nine month period ended of 2005. This increase was primarily the result of the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued in August 2004 and February 2005.

Fair value adjustment on warrants and conversion feature liability of $591,424 relates to fair value adjustments for the coversion feature and warrant related to convertible debenture financing of $2,200,000, in the amount of $659,831, and to the 40,000,000 warrants issued related to a fair value adjustment relating to the acquisition of Celletra Ltd., in the amount of ($68,408).

Loss in the nine month period ended of 2006 increased by 50.18%, or $1,786,922, to $5,348,039, from $3,561,117 in the nine month period ended of 2005.  The increase was primarily a result of the acquisitions completed in the third quarter of 2006.

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

Loss for the quarter ended September 30, 2006 was $2,349,095 compared to $1,017,538 in 2005.  Net of stock based compensation and other non-cash expenses of $539,791 in the quarter ended September 30, 2006 and $390,805 in 2005, loss for the quarter ended September 30, 2006 was $1,609,304 compared to $626,733 in 2005.

Loss for the nine month period ended September 30, 2006 was $5,348,039 compared to $3,651,117 in 2005. Net of stock based compensation and other non-cash expenses of $2,017,557 in the nine month period ended September 30 2006 and $1,562,590 in 2005, loss for the nine month period ended September 30, 2006 was $3,130,482 compared to $1,998,527 in 2005.

RECONCILIATION OF STATEMENT OF OPERATIONS TO NON-GAAP MEASURES

	Three month ended		Nine month ended
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
Loss for the period	$ (2,349,095)	$ (1,017,538)	$ (5,348,039)	$ (3,561,117)

Add back:
Stock based compensation	93,222	137,650	342,074	540,775
Accretion of interest and loss on debt settlement	62,829	115,977	1,681,178	711,198
Fair value adjustment on warrants and conversion feature liability	54,290	-	(591,424)	-
Amortization	419,444	79,546	573,045	173,458
Shares issued in settlement of interest	110,006	57,632	212,684	137,159

Loss for the period, net of non- cash charges	$ (1,609,304)	$ (626,733)	$ (3,130,482)	$ (1,998,527)

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at September 30, 2006 of $32,620,525.  During the nine-month period ended September 30, 2006, we incurred a net loss, after stock-based compensation, of $5,348,039.

During the nine-month period ended September 30, 2006, our cash position was increased to $652,236. This increase was primarily due to convertible debentures issued in the period and cash acquired as part of the acquisitions of Avanty, Celletra and Celerica. The primary use of cash was for our continued operations.

During the nine-month period ended September 30, 2006, the Corporation issued 2,925,479 common shares in settlement of  $342,642 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, and 200,000 common shares upon exercise of options for cash proceeds of $34,000.

During the nine-month period ended September 30, 2006, we purchased $8,574 in equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $1,121,724 through 2009, we have no material commitments outstanding at September 30, 2006.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005, March 2005 and February 2006. We may be required to obtain the consent of certain of our investors prior to the issuance of our common stock or common stock equivalents and prior to entering into an agreement to assume certain liabilities. Our operations to date have been primarily financed by sales of our equity securities and debt financing. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005 and February 28, 2006 for so long as any of these issued convertible notes are outstanding.  As of September 30, 2006, we had working deficit of $4,753,353.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Business Combination

a)   On June 8, 2006, the Company completed the merger by and among the Company, Unity Wireless Microwave Systems Ltd. (“UW Microwave”), an Israeli corporation and a wholly owned subsidiary of the Company, and Avantry Ltd. (“Avantry”), pursuant to the terms of a merger agreement entered into by and among the parties effective February 15, 2006 (“Merger Agreement”). Under the term of the Merger Agreement, Unity Wireless Corporation acquired all of the assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per shares and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40.

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

b)   On July 3, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Celerica Agreement, the Company acquired the net assets of Celerica in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $2,000,000 based on multiplying the stock price as of the date of the agreement by the number of common stock that the preferred stock is convertible into.

Celerica specializes in extending RF coverage and optimizing network capacity distribution of mobile communications in urban, suburban and rural areas, using optical wireless, fiber optics and microwave technology.

The high technology industry, in which Celerica is involved, is highly competitive and is characterized by the risks of rapidly changing technologies as well as penetration into world market required investment of considerable resources and continuous development efforts. Celerica’s future success is dependent upon several factors including the technological quality and price / performance of its products relative to those of its competitors. There can be no assurance that Celerica will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively.

c)    On August 17, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Celletra Agreement, the Company acquired the net assets of Celletra in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock). Each share of the Series B preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $9,000,000 based on multiplying the stock price as of the date of the agreement and the closing date by the number of non contingent and contingent common stock, respectively, which the preferred stock is convertible into. The warrants have been initially valued at a fair value of $2,026,533 calculated using the Black-Scholes valuation model.

Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells.

The high technology industry, in which Celletra is involved, is highly competitive and is characterized by the risks of rapidly changing technologies as well as penetration into the world market required investment of considerable resources and continuous development efforts. Celletra’s future success is dependent upon several factors including the technological quality and price / performance of its products relative to those of its competitors. There can be no assurance that Celletra will be able to maintain the high technological quality of its product or to continue to develop or market its new products effectively.

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

During the quarter ended September 30, 2006 there have been no changes in internal controls over financial reporting.

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

We have been sued in the Supreme Court of British Columbia, Canada, by Getec North America and Getec Industrial Limited(“Getec). The lawsuit was commenced on March 30, 2006.  Getec alleges that services provided to Unity Wireless Systems Inc. have not been paid and claim in total $106,420.  We dispute the allegations and are defending the claim and filed a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

We have been sued in the Supreme Court of British Columbia, Canada, by TRS-Rentelco(“TRS”).  The lawsuit was commenced on October 27 2006.  TRS alleges that equipment rentals provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $300,000.  We dispute the allegations and are defending the claim and are planning to file a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

i) During the nine-month period ended September 30, 2006, the Corporation issued 208,333 common shares to Ilan Kenig in settlement of $31,250 in salaries payable.

ii) During the nine-month period ended September 30, 2006, the Corporation issued 74,895 common shares to Raffi Antepyan in settlement of $11,234 payable for general expenses.

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

iv)  On July 4, 2006, Unity Wireless Corporation (the “Company”) completed a merger with Celerica, Inc., a Delaware corporation (“Celerica”), for the merger of Unity Wireless Acquisition Corp., a Delaware corporation that is wholly owned by the Company, into Celerica.

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

v) On August 17, 2006, the Company completed the merger to acquire the net assets of Celletra in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock. Each share of the Series B preferred stock will automatically convert into 1,000 shares of common stock.

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
November 15, 2006

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 15, 2006

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

Date: November 15, 2006

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

Date: November 15, 2006

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
November 15, 2006

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
November 15, 2006