Form 10QSB/A
period 2006-03-31
UNITY WIRELESS CORP
filed 2006-11-17
CIK 1100451

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

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006.  We are filing this form 10-QSB/A to restate our financial statements for the first quarter ended March 31, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006 based on comments received from the staff at the Securities and Exchange Commission.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

Therefore, Emerging Issues Task Force (“EITF”) 00-19 requires that the conversion feature related to debentures which cannot be converted into common shares, due to restrictions as noted above, and all of the warrants related to the debenture be classified as liabilities at their fair value.  The Corporation has recalculated the fair value of the warrants issued to be $1,056,170 based on the Black-Scholes option pricing model.  The fair value of the conversion feature related to the debentures which cannot be converted into common shares has been calculated as $311,952 based on the Black-Scholes option pricing model.  Both amounts have been reclassified to “Warrants and conversion feature liability” on the consolidated balance sheet with a reduction in additional paid-in-capital of $686,881 and a reduction to the residual recorded as convertible debenture of $681,241.

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $24,349.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $225,446 for the period from the date of issuance of the debenture to March 31, 2006.

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three months ended March 31, 2006 as follows:

	As previously reported	Adjustments	As restated

As at March 31, 2006:
Convertible debenture	$ 3,005,594	$ (705,590)	$ 2,300,004
Warrants and conversion feature liability	-	1,142,676	1,142,676
Additional paid-in capital	28,367,486	(686,881)	27,680,605
Accumulated deficit	(29,847,291)	249,795	(29,597,496)
Shareholders’ deficiency	(1,456,172)	(437,086)	(1,893,258)

Three months ended March 31, 2006:
Fair value adjustment on warrants and conversion feature liability	-	225,446	225,446
Accretion of interest and loss on debt settlement	(1,615,965)	24,349	(1,591,616)
Loss for the period	(2,574,805)	249,795	(2,325,010)
Basic and diluted loss per common share	$ (0.03)	-	$ (0.03)

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the restatement described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-QSB for the first quarter ended March 31, 2006. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 12, 2006 (the original filing date of the Form 10-QSB for the first quarter ended March 31, 2006), and does not reflect events occurring after the filing of our Form 10-QSB for the first quarter ended March 31, 2006, nor does it modify or update those disclosures affected by subsequent events.  Furthermore, forward looking statements made in our Form 10-QSB for the first quarter ended March 31, 2006 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31, 2006	December 31, 2005
	(unaudited – as restated – note 2)
Assets
Current assets:
Cash and cash equivalents	$ 917,819	$ 157,046
Accounts receivable (less allowance for doubtful accounts of $nil (December 31, 2005 - $nil)	1,182,273	708,828
Inventory (note 4)	1,079,495	1,124,485
Prepaid expenses and deposits	95,306	74,466
	3,274,893	2,064,825

Equipment, net	1,096,924	1,160,539
Goodwill	741,596	741,596

	$ 5,113,413	$ 3,966,960

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$ 2,712,263	$ 2,895,507
Obligations under capital leases (note 6)	353,906	345,622
Convertible debenture (note 7)	94,243	766,109
Product warranty (note 11(c))	42,808	42,961
	3,203,220	4,050,199

Obligations under capital lease (note 6)	360,771	452,567
Convertible debenture (note 7)	2,300,004	224,194
Warrants and conversion feature liability (note 7(d))	1,142,676	-
	7,006,671	4,726,960
Stockholders' equity (deficiency):
Common stock, $0.001 par value 150,000,000 authorized, 92,457,873 (2005 - 90,885,396) issued and outstanding	92,457	90,885
Additional paid-in capital	27,680,605	26,490,425
Accumulated deficit	(29,597,496)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(1,893,258)	(760,000)

	$ 5,113,413	$ 3,966,960

Commitments (note 10)

Contingent liabilities (note 11)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005
	(as restated – note 2)
Net sales	$ 1,141,630	$ 1,967,570
Cost of goods sold (includes stock-based compensation expense of $6,549 in 2006 and $3,226 in 2005 and excludes depreciation and amortization shown separately below)	881,296	1,622,683
	260,334	344,887
Expenses:
Research and development (includes stock-based compensation expense of $41,001 in 2006 and $20,325 in 2005)	395,884	718,252
Royalty payments for government grant (note 11(b))	17,124	29,514
Sales and marketing (includes stock-based compensation expense (recovery) of $10,202 in 2006 and $(55,068) in 2004)	158,298	74,291
Depreciation and amortization	63,615	40,066
Exchange (gain) loss	15,474	(24,944)
Interest expense, excluding accretion of interest and loss on debt settlement	85,260	54,766
General and administrative (includes stock-based compensation expense of $102,578 in 2006 and $248,749 in 2005)	483,519	490,037
	1,219,174	1,381,982

Operating loss for the period	(958,840)	(1,037,095)

Fair value adjustment on warrants and conversion feature liability (note 7(d))	225,446	-
Accretion of interest and loss on debt settlement (note 7)	(1,591,616)	(141,080)

Loss for the period	(2,325,010)	(1,178,175)

Deficit, beginning of period	(27,272,486)	(21,822,078)

Deficit, end of period	$ (29,597,496)	$ (23,000,253)

Basic and diluted loss per common share (note 8(b))	$ (0.03)	$ (0.01)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

	2006 (as restated – note 2)	2005

Operations:
Loss for the period	$ (2,325,010)	$ (1,178,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	1,591,616	141,080
Fair value adjustment on warrants and conversion feature liability	(225,446)	-
Depreciation and amortization	63,615	40,066
Stock-based compensation	160,330	217,232
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	(481,504)	(1,066,980)
Inventory	41,495	(47,403)
Prepaid expenses	(21,350)	(8,146)
Accounts payable and accrued liabilities	(50,522)	821,222
	(1,246,776)	(1,081,104)
Investments:
Acquisition of equipment	-	(46,904)
	-	(46,904)
Financing:
Capital lease obligation	(83,512)	(41,465)
Convertible debentures (note 7)	2,200,000	2,000,000
Cash proceeds on issuance of common shares	106,222	79,667
Share issue costs	(218,861)	(233,548)
	2,003,849	1,804,654

Effect of foreign exchange rate changes on cash and cash equivalents	3,700	(113,243)

Increase in cash and cash equivalents	760,773	563,403

Cash and cash equivalents, beginning of period	157,046	209,546

Cash and cash equivalents, end of period	$ 917,819	$ 772,949

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

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2005.  Except as indicated in note 8(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

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

- # -

2.   Restatement:

The Corporation has amended its Form 10-QSB for the period ended March 31, 2006 as previously filed on May 12, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

Therefore, Emerging Issues Task Force (“EITF”) 00-19 requires that the conversion feature related to debentures which cannot be converted into common shares due to restrictions as noted above and all of the warrants related to the debenture be classified as liabilities at their fair value.  The Corporation has recalculated the fair value of the warrants issued to be $1,056,170 based on the Black-Scholes option pricing model. The fair value of the conversion feature related to the debentures which cannot be converted into common shares has been calculated as $311,952 based on the Black-Scholes option pricing model.  Both amounts have been reclassified to “Warrants and conversion feature liability” on the consolidated balance sheet with a reduction in additional paid-in-capital of $686,881 and a reduction to the residual recorded as convertible debenture of $681,241.

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $24,349.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $225,446 for the period from the date of issuance of the debenture to March 31, 2006.

- # -

2.   Restatement (continued):

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three months ended March 31, 2006 as follows:

	As previously reported	Adjustments	As restated

As at March 31, 2006:
Convertible debenture	$ 3,005,594	$ (705,590)	$ 2,300,004
Warrants and conversion feature liability	-	1,142,676	1,142,676
Additional paid-in capital	28,367,486	(686,881)	27,680,605
Accumulated deficit	(29,847,291)	249,795	(29,597,496)
Shareholders’ deficiency	(1,456,172)	(437,086)	(1,893,258)

Three months ended March 31, 2006:
Fair value adjustment on warrants and conversion feature liability	-	225,446	225,446
Accretion of interest and loss on debt settlement	(1,615,965)	24,349	(1,591,616)
Loss for the period	(2,574,805)	249,795	(2,325,010)
Basic and diluted loss per common share	$ (0.03)	-	$ (0.03)

There were no changes to the total cash from operations, investing or financing activities in the statement of cash flows.

10

- # -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

3.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2005, except as disclosed in note 8(c).

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

5.   Accounts payable and accrued liabilities:

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

During the three-month period ended March 31, 2006, the original accounting for these convertible debentures, which reflected the warrants and beneficial conversion option as equity items, was retroactively restated to reflect the following accounting.

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

Of the remaining value of the convertible debentures of $1,143,828, the fair value of the conversion feature on those debentures which can not be converted to common stock due to insufficient authorized common share capital being available, amounting to $311,952, has been recorded as “warrant and conversion feature liability” on the balance sheet.  The intrinsic value of the beneficial conversion option of $831,876 on the remaining convertible debentures where there is sufficient authorized common share capital to allow conversion has been recorded as additional paid-in capital.

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

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2006 and 2005 (unaudited)

7.

Convertible debentures (continued):

On the approval date, the fair values of the warrants issued and the conversion feature recorded as a liability will be reclassified to equity. For the three-month period ended March 31, 2006, the fair value of the warrants and liability portion of the conversion feature has decreased by $225,446 resulting in a credit being recorded in the statement of operations. During the three-month period ended March 31, 2006, no debentures were converted and accretion of $2 has been recorded as a charged to the statement of operations.  As at March 31, 2006, $2,200,000 of these debentures remain outstanding.

8.

Common stock:

 (a)

Issued and outstanding

During the three-month period ended March 31, 2006, the Corporation issued 816,922 common shares in settlement of  $124,513 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, 200,000 common shares upon exercise of options for cash proceeds of $34,000.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2006	2005
	(unaudited – as restated – note 2)	(unaudited)

Loss for the period	$ (2,325,010)	$ (1,178,175)

Weighted average number of
common shares outstanding	91,672,247	80,398,552

Basic and diluted loss per common share	$ (0.03)	$ (0.01)

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

9.

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

9. Segmented information:

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

11.

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

11.

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

12.

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

13. Acquisition:

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

- # -

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation reflects revisions in financial reporting resulting from the Corporation’s restatement relating to its accounting for convertible debentures and should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB/A; and (2) the Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

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

Restatement of Financial Statements

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006.  We are filing this form 10-QSB/A to restate our financial statements for the first quarter ended March 31, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006 based on comments received from the staff at the Securities and Exchange Commission.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

Therefore, Emerging Issues Task Force (“EITF”) 00-19 requires that the conversion feature related to debentures which cannot be converted into common shares due to restrictions as noted above and all of the warrants related to the debenture be classified as liabilities at their fair value.  The Corporation has recalculated the fair value of the warrants issued to be $1,056,170 based on the Black-Scholes option pricing model.  The fair value of the conversion feature related to the debentures which cannot be converted into common shares has been calculated as $311,952 based on the Black-Scholes option pricing model.  Both amounts have been reclassified to “Warrants and conversion feature liability” on the consolidated balance sheet with a reduction in additional paid-in-capital of $686,881 and a reduction to the residual recorded as convertible debenture of $681,241.

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $24,349.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $225,446 for the period from the date of issuance of the debenture to March 31, 2006.

- # -

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three months ended March 31, 2006 as follows:

	As previously reported	Adjustments	As restated

As at March 31, 2006:
Convertible debenture	$ 3,005,594	$ (705,590)	$ 2,300,004
Warrants and conversion feature liability	-	1,142,676	1,142,676
Additional paid-in capital	28,367,486	(686,881)	27,680,605
Accumulated deficit	(29,847,291)	249,795	(29,597,496)
Shareholders’ deficiency	(1,456,172)	(437,086)	(1,893,258)

Three months ended March 31, 2006:
Fair value adjustment on warrants and conversion feature liability	-	225,446	225,446
Accretion of interest and loss on debt settlement	(1,615,965)	24,349	(1,591,616)
Loss for the period	(2,574,805)	249,795	(2,325,010)
Basic and diluted loss per common share	$ (0.03)	-	$ (0.03)

- # -

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

- # -

General and administrative expenses in the first quarter of 2006 were $483,519, a decrease of $6,518, or 1.33%, from $490,037 in the first quarter of 2005. General and administrative expenses include stock-based compensation expense of $102,578 in the first quarter of 2006 versus $248,749 in the first quarter of 2005.

Accretion of interest and loss on debt settlement for the first quarter of 2006 were $1,591,616, an increase of $1,450,536, compared to $141,080 in the first quarter of 2005. The increase was primarily due to the interest accretion in relation to convertible debentures issued since August 2004, loss on debt settlement related to modifications to the terms of the debentures which were issued on August 2004 and February 2005.

Fair value adjustment on warrants and conversion feature liability of $225,446 relates to fair value adjustments for the conversion feature and warrants related to convertible debenture financing of $2,200,000.

Loss in the first quarter of 2006 was $2,325,010, an increase of $1,146,835, or 97.34%, from a loss of $1,178,175 in the first quarter of 2005.

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

Loss for the quarter ended March 31, 2006 was $2,325,010 compared to $1,178,175 in 2005.  Net of stock based compensation and other non-cash expenses of $1,641,454 in the quarter ended March 31, 2006 and $429,424 in 2005, loss for the quarter ended March 31, 2006 was $683,556 compared to $748,751 in 2005.

RECONCILIATION OF STATEMENT OF OPERATIONS TO NON-GAAP MEASURES

	2006 (restated)	2005
Loss for the period	$ (2,325,010)	$ (1,178,175)

Addback:
Stock based compensation	160,330	217,232
Accretion of interest and loss on debt settlement	1,591,616	141,080
Fair value adjustment on warrants and conversion feature liability	(225,446)	-
Amortization	63,615	40,066
Shares issued in settlement of interest	51,339	31,046
Loss for the period, net of non- cash charges	(683,556)	(748,751)

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at March 31, 2006 of $29,597,496.  During the three-month period ended March 31, 2006, we incurred a net loss, after stock-based compensation, of $2,325,010.

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
November 17, 2006

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 17, 2006

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

Date: November 17, 2006

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

Date: November 17, 2006

/s/ Dallas Pretty

Dallas Pretty
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB/A for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
November 17, 2006

Exhibit 32.2

CERTIFICATION OF  CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB/A for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dallas Pretty, Chief Financial Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dallas Pretty

By: Dallas Pretty, Chief Financial Officer
November 17, 2006