Form 10QSB/A
period 2006-06-30
UNITY WIRELESS CORP
filed 2006-11-17
CIK 1100451

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

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006.  We are filing this form 10-QSB/A to restate our financial statements for the period ended June 30, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006 based on comments received from the staff at the Securities and Exchange Commission.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

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

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $97,551.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $645,714 for the period from the date of issuance of the debenture to June 30, 2006.

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three and six months ended June 30, 2006 as follows:

	As previously reported	Adjustments	As restated

As at June 30, 2006:
Convertible debenture	$ 3,078,804	$ (778,792)	$ 2,300,012
Warrants and conversion feature liability	-	722,408	722,408
Additional paid-in capital	28,620,137	(686,881)	27,933,256
Accumulated deficit	(31,014,695)	743,265	(30,271,430)
Shareholders’ deficiency	(2,370,166)	56,384	(2,313,782)

Three months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	420,268	420,268
Accretion of interest and loss on debt settlement	(99,935)	73,202	(26,733)
Loss for the period	(1,167,404)	493,470	(673,934)
Basic and diluted loss per common share	$ (0.01)	-	$ (0.01)

Six months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	645,714	645,714
Accretion of interest and loss on debt settlement	(1,715,900)	97,551	(1,618,349)
Loss for the period	(3,742,209)	743,265	(2,998,944)
Basic and diluted loss per common share	$ (0.04)	$ 0.01	$ (0.03)

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

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our Form 10-QSB for the quarter ended June 30, 2006. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 14, 2006 (the original filing date of the Form 10-QSB for the quarter ended June 30, 2006), and does not reflect events occurring after the filing of our Form 10-QSB for the period ended June 30, 2006, nor does it modify or update those disclosures affected by subsequent events.  Furthermore, forward looking statements made in our Form 10-QSB for the second quarter ended June 30, 2006 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described herein), and such forward looking statements should be read in their historical context.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	June 30, 2006	December 31, 2005
	(unaudited - as restated – note 2)
Assets
Current assets:
Cash and cash equivalents	$ 558,950	$ 157,046
Accounts receivable less allowance for doubtful accounts of $nil (December 31, 2005 - $nil)	2,150,423	708,828
Inventory (note 5)	1,449,647	1,124,485
Prepaid expenses and deposits	154,131	74,466
	4,313,151	2,064,825

Long-term deposits	68,750	-
Amounts funded for employees’ rights upon retirement (note 10)	446,000	-
Equipment, net	1,901,457	1,160,539
Goodwill and intangibles (note 4)	3,392,764	741,596

	$ 10,122,122	$ 3,966,960

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank loan (note 6)	$ 900,000	$ -
Accounts payable and accrued liabilities (note 7)	5,427,375	2,895,507
Obligations under capital leases (note 8)	374,834	345,622
Convertible debenture (note 9)	1,805,051	766,109
Product warranty (note 14(c))	146,795	42,961
	8,654,055	4,050,199

Obligations under capital lease (note 8)	260,429	452,567
Convertible debenture (note 9)	2,300,012	224,194
Warrants and conversion feature liability (note 9(d))	722,408	-
Employees’ rights upon retirement (note 10)	499,000	-
	12,435,904	4,726,960
Stockholders' deficiency:
Common stock, $0.001 par value 150,000,000 authorized, 93,216,464 (2005 - 90,885,396) issued and outstanding	93,216	90,885
Additional paid-in capital	27,933,256	26,490,425
Accumulated deficit	(30,271,430)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(2,313,782)	(760,000)

	$ 10,122,122	$ 3,966,960

Commitments (note 13)

Contingent liabilities (note 14)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

  Consolidated Statements of Operations and Comprehensive Loss

  (Expressed in United States dollars)

 (Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited – as restated – note 2)	(unaudited)	(unaudited – as restated – note 2)	(unaudited)
Net sales	$ 1,998,397	$ 1,716,888	$ 3,140,027	$ 3,684,458
Cost of goods sold (3 month data includes stock- based compensation expense of $4,862 in 2006 and $8,762 in 2005; 6 month data includes stock-based compensation expense of $11,411 in 2006 and $11,988 in 2005 and excludes depreciation and amortization shown separately below)	1,597,679	1,224,026	2,478,975	2,846,709
	400,718	492,862	661,052	837,749
Expenses:
Research and development (3 month data includes stock-based compensation expense (recovery) of ($1,323) in 2006 and $16,959 in 2005; 6 months data includes stock-based compensation of $39,678 in 2006 and $37,284 in 2005)	495,749	530,197	891,633	1,248,449
Royalty payments for government grant (note 14(b))	29,089	25,753	46,213	55,267
Sales and marketing (3 month data includes stock- based compensation expense of $18,974 in 2006 and $15,609 in 2005; 6 month data includes stock- based compensation expenses (recovery) of $29,176 in 2006 and ($39,459) in 2005.)	296,769	187,983	455,067	262,274
Depreciation and amortization	89,986	53,846	153,601	93,912
Exchange loss	34,052	66,982	49,526	42,038
Interest expense, excluding accretion of interest and loss on debt settlement	115,853	76,273	201,113	131,039
General and administrative (3 month data includes stock-based compensation expense of $66,009 in 2006 and $144,563 in 2005; 6 month data includes $168,587 in 2006 and $393,312 in 2005)	406,689	463,091	890,208	953,128
	1,468,187	1,404,125	2,687,361	2,786,107

Operating loss for the period	(1,067,469)	(911,263)	(2,026,309)	(1,948,358)

Fair value adjustment on warrants and conversion feature liability (note 9(d))	420,268	-	645,714	-
Accretion of interest and loss on debt settlement (note 9)	(26,733)	(454,141)	(1,618,349)	(595,221)

Loss for the period	(673,934)	(1,365,404)	(2,998,944)	(2,543,579)
Deficit, beginning of period	(29,597,496)	(23,000,253)	(27,272,486)	(21,822,078)
Deficit, end of period	$ (30,271,430)	$ (24,365,657)	$ (30,271,430)	$ (24,365,657)

Basic and diluted loss per common share (note 11(b))	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.03)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited – as restated – note 2)	(unaudited)	(unaudited – as restated – note 2)	(unaudited)
Operations:
Loss for the period	$(673,934)	$(1,365,404)	$(2,998,944)	$(2,543,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	26,733	454,141	1,618,349	595,221
Fair value adjustment on warrants and conversion feature liability	(420,268)	-	(645,714)
Depreciation and amortization	89,986	53,846	153,601	93,912
Stock-based compensation	88,522	185,893	248,852	403,125
Changes in non-cash working capital relating to operations:
Accounts receivable	(692,938)	(363,868)	(1,174,442)	(1,430,848)
Inventory	179,187	(181,393)	220,682	(228,796)
Prepaid expenses	(52,689)	(12,571)	(74,039)	(20,717)
Accounts payable and accrued liabilities	704,954	325,097	654,432	1,146,319
	(750,447)	(904,259)	(1,997,223)	(1,985,363)
Investments:
Acquisition of equipment	(3,086)	(40,875)	(3,086)	(87,779)
Cash assumed on acquisition, less acquisition costs(note 4)	448,165	-	448,165	-
Change in deposit, net	994	-	994	-
	446,073	(40,875)	446,073	(87,779)
Financing:
Amount funded for employees upon retirement	(2,000)	-	(2,000)	-
Capital lease obligation	(79,414)	(43,168)	(162,926)	(84,633)
Convertible debentures (note 9)	-	-	2,200,000	2,000,000
Cash proceeds on issuance of common shares	-	322,033	106,222	401,700
Share issue costs	-	(2,750)	(218,861)	(236,298)
	(81,414)	276,115	1,922,435	2,080,769
Effect of foreign exchange rate changes on cash and cash equivalents	26,919	(689)	30,619	(113,932)
Increase (decrease) in cash and cash equivalents	(358,869)	(669,708)	401,904	(106,305)
Cash and cash equivalents, beginning of period	917,819	772,949	157,046	209,546
Cash and cash equivalents, end of period	$ 558,950	$ 103,241	$ 558,950	$ 103,241

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

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

2.    Restatement:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006.  We are filing this form 10-QSB/A to restate our financial statements for the period ended June 30, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006 based on comments received from the staff at the Securities and Exchange Commission.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

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

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $97,551.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $645,714 for the period from the date of issuance of the debenture to June 30, 2006.

2.    Restatement (continued):

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three and six months ended June 30, 2006 as follows:

	As previously reported	Adjustments	As restated

As at June 30, 2006:
Convertible debenture	$ 3,078,804	$ (778,792)	$ 2,300,012
Warrants and conversion feature liability	-	722,408	722,408
Additional paid-in capital	28,620,137	(686,881)	27,933,256
Accumulated deficit	(31,014,695)	743,265	(30,271,430)
Shareholders’ deficiency	(2,370,166)	56,384	(2,313,782)

Three months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	420,268	420,268
Accretion of interest and loss on debt settlement	(99,935)	73,202	(26,733)
Loss for the period	(1,167,404)	493,470	(673,934)
Basic and diluted loss per common share	$ (0.01)	-	$ (0.01)

Six months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	645,714	645,714
Accretion of interest and loss on debt settlement	(1,715,900)	97,551	(1,618,349)
Loss for the period	(3,742,209)	743,265	(2,998,944)
Basic and diluted loss per common share	$ (0.04)	$ 0.01	$ (0.03)

There were no changes to the total cash from operations, investments or financing activities in the statement of cash flows.

3.   Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2005, except as disclosed in note 2(a) and 11(c).

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

Cash	$ 496,896
Working capital (other than cash)	(2,250,363)
Fixed assets	891,433
Goodwill and intangibles	2,651,168
Other assets	514,744
Other liabilities	(500,000)

Total fair value acquired	$ 1,803,878

Consideration:
Convertible promissory notes and warrants (note 9(c))	$ 1,755,147
Acquisition costs	48,731
$ 1,803,878

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

	Three months ended		Six months ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
	(unaudited – as restated – note 2)	(unaudited)	(unaudited – as restated – note 2)	(unaudited)
Revenue	$ 2,100,142	$ 3,864,888	$ 3,816,448	$ 9,131,458

Loss for the period	(1,018,224)	(2,888,404)	(4,340,234)	(4,909,579)

Basic and diluted loss per common share	(0.02)	(0.03)	(0.05)	(0.06)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

5.     Inventory:

	June 30, 2006	December 31, 2005

Raw materials	$ 1,409,008	$ 940,265
Finished goods	40,639	184,220

	$ 1,449,647	$ 1,124,485

6.    Bank loan:

As part of the acquisition of Avantry Ltd., UW Microwave assumed a bank loan which bears interest at Libor + 2.5%.  The balance of $900,000 as at June 30, 2006 is due by March 31, 2007.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

7.    Accounts payable and accrued liabilities:

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

During the six-month period ended June 30, 2006, the original accounting for these convertible debentures, which reflected the warrants and beneficial conversion option as equity items, was retroactively restated to reflect the following accounting.

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

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2006 and 2005 (unaudited)

8.

Convertible debentures (continued):

On the approval date, the fair values of the warrants issued and the conversion feature recorded as a liability will be reclassified to equity. For the three and six-month periods ended June 30, 2006, the fair value of the warrants and liability portion of the conversion feature has decreased by $420,618 and $645,714, respectively, resulting in a credit being recorded in the statement of operations. During the six-month period ended June 30, 2006, no debentures were converted and accretion of $10 has been recorded as a charged to the statement of operations.  As at June 30, 2006, $2,200,000 of these debentures remain outstanding.

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

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited - as restated – note 2)		(unaudited - as restated – note 2)
Loss for the period	$ (673,934)	$ (1,365,404)	$ (2,998,944)	$ (2,543,579)

Weighted average number of:
Common shares outstanding	92,803,441	84,511,412	92,240,969	82,537,784

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.03)

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

16. Subsequent events:

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

Restatement of Financial Statements

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006.  We are filing this form 10-QSB/A to restate our financial statements for the period ended June 30, 2006 to reflect a change in the accounting for the $2.2 million convertible debentures and related warrants issued in February 2006 based on comments received from the staff at the Securities and Exchange Commission.  Previously, the Corporation had classified the beneficial conversion option related to the debentures and the warrants as equity items, recording the intrinsic value of the beneficial conversion option and the relative fair value of the warrants as additional paid-in-capital.  However, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of these warrants into common shares and the debenture itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

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

As a result of the reduction in the amount recorded as a convertible debenture, the amount of accretion expense recorded on the residual value assigned to the convertible debenture, using the effective interest method, has decreased by $97,551.

The value of the conversion feature and warrants, classified as a liability, are required to be carried at their fair value with any changes in fair value recorded in the consolidated statement of operations until such an increase in authorized share capital is approved by the Corporation’s stockholders.  The fair value adjustments relating to the conversion feature and warrants included in liabilities is $645,714 for the period from the date of issuance of the debenture to June 30, 2006.

As a result of the revision to the accounting for the convertible debenture, the Corporation has amended its consolidated interim financial statements included in Form 10-QSB’s for the three and six months ended June 30, 2006 as follows:

	As previously reported	Adjustments	As restated

As at June 30, 2006:
Convertible debenture	$ 3,078,804	$ (778,792)	$ 2,300,012
Warrants and conversion feature liability	-	722,408	722,408
Additional paid-in capital	28,620,137	(686,881)	27,933,256
Accumulated deficit	(31,014,695)	743,265	(30,271,430)
Shareholders’ deficiency	(2,370,166)	56,384	(2,313,782)

Three months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	420,268	420,268
Accretion of interest and loss on debt settlement	(99,935)	73,202	(26,733)
Loss for the period	(1,167,404)	493,470	(673,934)
Basic and diluted loss per common share	$ (0.01)	-	$ (0.01)

Six months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	-	645,714	645,714
Accretion of interest and loss on debt settlement	(1,715,900)	97,551	(1,618,349)
Loss for the period	(3,742,209)	743,265	(2,998,944)
Basic and diluted loss per common share	$ (0.04)	$ 0.01	$ (0.03)

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

Accretion of interest and loss on debt settlement for the second quarter of 2006 were $26,733, a decrease of $427,408, compared to $454,141 in the second quarter of 2005. This change was primarily the result of the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued in August 2004 and February 2005.

Fair value adjustment on warrants and conversion feature liability of $420,268 relates to fair value adjustments for the conversion feature and warrants related to convertible debenture financing of $2,200,000.

Loss in the second quarter of 2006 was $673,934, a decrease of $691,470, or 50.64%, from a loss of $1,365,404 in the second quarter of 2005. This decrease was primarily the result of the general improvement in the operation and the decrease in accretion of interest.

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

Accretion of interest and loss on debt settlement for the first half of 2006 were $1,618,349, an increase of $1,023,128, compared to $595,221 in the first half of 2005. This increase was primarily the result of the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued in August 2004 and February 2005.

Fair value adjustment on warrants and conversion feature liability of $645,714 relates to fair value adjustments for the conversion feature and warrants related to convertible debenture financing of $2,200,000.

Loss in the first half of 2006 increased by 17.90%, or $455,365, to $2,998,944, from $2,543,579 in the first half of 2005.  The increase was primarily the result of an increase in both sales and marketing expenses, and general and administrative expenses which were spent in order to expand our customer base and complete the acquisition issues respectively. Besides, the increase in accretion of interest also increased the losses in the first half of 2006.

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

Loss for the quarter ended June 30, 2006 was $673,934 compared to $1,365,404 in 2005.  Net of stock based compensation and other non-cash expenses of $163,688 in the quarter ended June 30, 2006 and $749,950 in 2005, loss for the quarter ended June 30, 2006 was $837,622 compared to $615,454 in 2005.

Loss for the first half of June 30, 2006 was $2,998,944 compared to $2,543,579 in 2005.  Net of stock based compensation and other non-cash expenses of $2,221,031 in the first half of 2006 and $1,477,766 in 2005, loss for the first half of 2006 was $1,521,178 compared to $1,371,795 in 2005.

RECONCILIATION OF STATEMENT OF OPERATIONS TO NON-GAAP MEASURES

	Three month ended		Six month ended
	June 30, 2006 (restated)	June 30, 2005	June 30, 2006 (restated)	June 30, 2005
Loss for the period	$ (673,934)	$ (1,365,404)	$ (2,998,944)	$ (2,543,579)

Add back:
Stock based compensation	88,522	185,893	248,852	403,125
Accretion of interest and loss on debt settlement	26,733	454,141	1,618,349	595,221
Fair value adjustment on warrants and conversion feature liability	(420,268)	-	(645,714)	-
Amortization	89,986	53,846	153,601	93,912
Shares issued in settlement of interest	51,339	56,070	102,678	79,526

Loss for the period, net of non- cash charges	(837,622)	(615,454)	(1,521,178)	(1,371,795)

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit at June 30, 2006 of $30,271,430.  During the six-month period ended June 30, 2006, we incurred a net loss, after stock-based compensation, of $2,998,944.

During the six-month period ended June 30, 2006, our cash position was increased to $558,950. This increase was primarily due to convertible debentures issued in the period and cash acquired as part of the acquisition of Avanty. The primary use of cash was for our continued operations.

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