Form 10KSB
period 2006-12-31
UNITY WIRELESS CORP
filed 2007-04-17
CIK 1100451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]     No [X ]

State Issuer's revenues for its most recent fiscal year:  $7,343,552

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

107,159,019 common shares at $0.10(1) = $10,715,902

(1) Closing price on March 30, 2007

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

134,741,098 common shares issued and outstanding as of March 30, 2007

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I

Item 1.  Description of Business

In this annual report and in our financial statements all dollar amounts refer to United States dollars unless otherwise specified.

Business Development

Unity Wireless Corporation (“Unity”, the “Corporation” or the “Company”) was incorporated in the State of Delaware on October 1, 1998 under the name Sonic Systems Corporation. Sonic Systems Corporation changed its name to Unity Wireless Corporation on July 17, 2000.

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

The Company acquired three companies in fiscal 2006 as described below:

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

On July 3, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Agreement, the Company acquired the net assets of Celerica Inc. in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $2,000,000 based on multiplying the stock price as of the date of the agreement by the number of common stock that the preferred stock is convertible into.

On August 17, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Agreement, the Company acquired the net assets of Celletra Ltd. in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock). Each share of the Series B preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $9,000,000 based on multiplying the stock price as of the date of the agreement and the closing date by the number of non contingent and contingent common stock, respectively, which the preferred stock is convertible into. The warrants have been initially valued at a fair value of $2,026,533 calculated using the Black-Scholes valuation model.

Our Current Business

Principal Products

Unity Wireless products are divided into two main product lines; The first is coverage enhancement solutions (CES), such as repeaters, tower mounted amplifiers, and point to point microwave that are utilized by Wireless Network Operators to extend coverage and manipulate capacity so that their overall network performance is enhanced in the most cost effective manner.  The second line of Unity's business is supplying high power amplifiers (HPA) and related subsystems to the large Original Equipment Manufacturers (OEM) of base transceiver stations (BTS or base stations). Base stations are the main radio system in any wireless network and Unity has developed over 40 HPA models that are used in cellular, personal communication services (PCS), paging, wireless local loop (WLL) and third generation (3G) BTSs.  Almost all of the OEM products are custom made or adapted to satisfy each OEM customer's particular requirements.

In 2006, two-third and one-third of our assets and principal business operations are located in British Columbia, Canada and Israel respectively.  Revenues from operations were approximately $7,343,552 in the year ended December 31, 2006 and $4,905,579 in the year ended December 31, 2005.  A summary of sales by geographic region for the years ended December 31, 2006 and 2005 is as follows:

Place	2006 Sales	% of Total 2006 Sales	2005 Sales	% of Total 2005 Sales
Israel	$275,000	4%	$69,000	1%
United States	1,242,000	17%	1,903,000	39%
China	1,068,000	15%	2,346,000	48%
Canada	1,008,000	14%	588,000	12%
Hungary	2,200,000	30%	-	-
India	146,000	2%	-	-
Peru	110,000	1%	-	-
Turkey	234,000	3%	-	-
Russia	81,000	1%	-	-
Indonesia	660,000	9%	-	-
Other	319,000	4%	-	-

Product Research and Development

During the years ended December 31, 2006 and 2005, we spent $3,383,430 and $2,532,976, respectively, on research and development activities, including stock-based compensation expenses of $53,087 and $57,059, respectively.

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

 Manufacturing and Suppliers

We subcontract a large portion of our manufacturing processes to qualified companies with a history of quality assurance.  This reduces the need for capital expenditures for manufacturing facilities and staff, and allows us to utilize specialists in each stage of manufacturing.  Alternate contract manufacturers are available should any of our existing contract manufacturers cease to provide services to us.

The process to assemble, test and tune many of our current products is labor intensive.  We assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Burnaby, British Columbia and Yokneam, Israel for low volume prototypes and China for high volume prototypes.  We rely on contract manufacturers in Canada and China for our high volume production orders.

The principal raw materials used in the production of our products are mostly standard electronic, metal and hardware components.  We have from time to time experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Our arrangements with suppliers are on a short-term basis. To date we have not entered into any long-term arrangements.

Competition and Competitive Advantage

Within the market for RF power amplifiers and coverage enhancement solutions; there are two dominant companies and a number of smaller ones.  The dominant companies – Powerwave and Andrew -- collectively represent a significant proportion of sales in the market.  These companies are vertically integrated suppliers of RF power amplifiers, components, repeaters, and antenna systems, primarily to customers in the telecom and defense industries, and supply the largest OEM vendors and wireless carriers in our industry.

To compete, we focus on specific niches within the wireless network infrastructure, seek to enter into partnerships with leading edge technology vendors, and maintain a low overhead / outsourced manufacturing model.  We believe our size, infrastructure and location allow us to provide our customers with economically attractive and timely responses to their individual requests.

Intellectual Property

We rely on a combination of patents, trademarks and trade secrets to protect our intellectual property.  We execute confidentiality and non-disclosure agreements with our management and engineering employees and limit access to our proprietary information.

Trade-Marks

We use the trade-mark "Unity Wireless," which is registered in Canada.  We intend to register the "Unity Wireless" trade-mark in the U.S. and other countries.  We also use the trade-mark "Celletra", “Celerica”, and “Avantry” which is registered in Israel.

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

Government Regulation

Our power amplifiers are sold as components that form part of larger systems.  The manufacturer or integrator of the systems must test them for compliance with Federal Communications Commission (FCC) standards to avoid radio frequency emissions that could interfere with other radio frequency transmissions or similar regulatory standards in other countries.  We do not test our amplifier products for compliance at the component level.  Nonetheless, if a system in which our amplifiers are included fails to satisfy applicable standards, whether due to emissions from our amplifiers or other causes, sales of our amplifiers would be adversely affected.  Our Coverage Enhancement Solutions require the Corporation to test with the FCC.

Significant Customers

We had sales of $7,343,552 for the year ended December 31, 2006.   One customer accounted for 30.0% of sales and another accounted for 13.0% of sales. No other customer accounted for more than 10.0% of our sales.

Employees

We currently employ 76 people; all of them are employed on a full-time basis.

Item 2.  Description of Property.

Our executive and head offices are located at 7438 Fraser Park Drive, Burnaby, British Columbia, V5J 5B9.  The offices are approximately 7,343 square feet in size and are leased on a six (6) year basis, expiring June 30, 2009, at a monthly rent of approximately $8,480 (CDN$9,753) excluding property taxes, maintenance and utilities.

Our subsidiaries in Israel have offices located at Tavor Building Yoqneam 20692 Israel.  The offices are approximately 10,000 square feet in size and are leased, expiring June 30, 2009, at a monthly rent of approximately $10,000 excluding property taxes, maintenance and utilities.

We also have a production and customer support office in China located at Room 1401, Zhuoyue Building, Fuhua Road 1, Central Zone, Futian District, Shenzhen, 518026, China.  We rent this office on a month-to-month basis for $2,500 plus operating expenses per month.

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

We have been sued in the Supreme Court of British Columbia, Canada, by TRS-Rentelco(“TRS”).  The lawsuit was commenced on October 27 2006.  TRS alleges that equipment rentals provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $450,000.  We dispute the allegations and are defending the claim and are planning to file a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 4.  Submissions of Matters to a Vote of Security Holders.

The Annual and Special Meeting of Stockholders of Unity Wireless Corporation (the "Company") was held at 7438 Fraser Park Drive, Burnaby, BC Canada at 11:30 A.M. on November 24, 2006, for the following purposes and with the following results:

 (1)   To elect Ilan Kenig, Ken Maddison, Victor Halpert, Doron Nevo, Andrew Chamberlain, David Goldschmidt, Ran Shahor, and Amir Gal-Or as Directors of the Company to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified;

	For	Against	Withheld	Invalid
Ilan Kenig	69,582,397	-	7,574,048	17,567
Ken Maddison	76,530,649	-	625,796	17,567
Victor Halpert	76,605,649	-	550,796	17,567
Doron Nevo	75,784,171	-	1,372,274	17,567
Andrew Chamberlain	76,484,049	-	672,396	17,567
David Goldschmidt	76,530,649	-	625,796	17,567
Ran Shahor	76,455,649	-	700,796	17,567
Amir Gal-or	76,385,649	-	770,796	17,567

 (2)   To ratify the selection and appointment by the Company's Board of Directors of KPMG LLP, independent auditors, as auditors for the Company for the year ending December 31, 2006;

	For	Against	Withheld	Invalid
Appoint KPMG LLP	76,865,764	-	308,250	-

(3)   To adopt an amendment to the Certificate of Incorporation to increase the Company’s authorized shares of Common Stock to 400,000,000.

	For	Against	Withheld	Invalid
Increase Authorized Shares	75,945,814	1,228,198	-	-

 (4)   To consider and transact such other business as may properly come before the meeting or any adjournments thereof.

	For	Against	Withheld	Invalid
Transact Other Business	76,042,081	1,131,932	-	-

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
December 31, 2006	$0.10	$0.09
September 30, 2006	$0.12	$0.10
June 30, 2006	$0.10	$0.10
March 31, 2006	$0.15	$0.14
December 31, 2005	$0.20	$0.12
September 30, 2005	$0.21	$0.17
June 30, 2005	$0.29	$0.22
March 31, 2005	$0.34	$0.23

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

On March 30, 2007, the shareholders' list of our common shares showed 166 registered shareholders and 134,741,098 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  We are restricted from declaring dividends on our common shares under agreements with certain holders of our notes.

Equity Compensation Plan Information

Our current stock option plan, entitled the 1999 Stock Option Plan, was adopted by our directors on December 6, 1999 and approved by our shareholders on July 5, 2000.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2006.

Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted-Average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
6,799,167	$0.24	14,632,637 (1)

(1)

On July 5, 2000, our shareholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding.  As at December 31, 2006, the maximum number was 21,431,804.  For further information on our stock option plan, refer to footnote 14 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2006 we issued:

i)

Warrants to purchase 1,500,000 shares of our common stock at $0.10 per share and warrants to purchase 1,500,000 shares of our common stock at $0.15 per share, to private investors that provided a $1,500,000 bridge loan on October 31, 2006.

ii)

Secured convertible notes with a principle value of  $1,350,000 and convertible into shares of common stock at a purchase price of $0.09 per share on December 13, 2006.  In connection with issuance for these secured convertible notes, we issued to these investors warrants to purchase 7,500,000 shares of common stock at an exercise price of $0.10.

In connection with the financing, the Company also issued, as investment banking fees, to Cambria Capital, LLC (“Cambria”) warrants to purchase 388,889 shares of common stock at an exercise price of $0.10 and to Oceana Partners LLC (“Oceana”) warrants to purchase 791,667 shares of common stock at an exercise price of $0.10 and 125,000 shares of common stock.

In connection with the financing, the Company reduced from $0.16 to $0.09 the per share conversion price of $3,400,000 principal amount of secured convertible notes previously issued to previous investors (“prior notes”), and reduced from $0.16 to $0.10 the per share exercise price of 7,375,000 warrants previously issued to these investors of prior notes.   The reduction in the conversion price and exercise price were in consideration of the agreement of these investors to allow a financial institution, providing a line of credit, to have a first priority over the Company’s accounts receivable.   The investors further agreed to extend the maturity date of the prior notes from February 28, 2009 to December 13, 2009.

iii)

To private investors, on December 23, 2006, 10,944,400 common shares, in the aggregate principal amount of $984,996, and warrants to purchase 16,416,600 shares of common stock at $0.10 per share.

In connection with the financing, the Company also issued, as investment banking fees,  to Meitav Underwriting Ltd., warrants to purchase 590,998 shares of common stock at an exercise price of $0.10 per share.

iv)

1,648,168 shares of common stock upon settlement of $152,102 in accounts payable.

Subsequent to December 31, 2006 we issued:

i)

To private investors, 26,172,888 common shares, in the aggregate principal amount of $2,355,560, and warrants to purchase 39,259,332 shares of common stock at $0.10 per share.

In connection with the financing, the Company also issued, as investment banking fees,  to Meitav Underwriting Ltd., warrants to purchase 1,413,336 shares of common stock at an exercise price of $0.10 per share and in the form of the Warrants.

The securities were offered and sold pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933.

ii)

1,409,191 shares of common stock upon settlement of $129,235 in accounts payable.

Except as noted above, we issued these securities in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1993 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

General

Unity Wireless products are divided into two main product lines; the first is Coverage Enhancement Solutions (CES), such as repeaters, tower mounted amplifiers and point to point microwaves that are utilized by Wireless Network Operators to extend coverage and manipulate capacity so that their overall network performance is enhanced in the most cost effective manner.  The second line of Unity's business is supplying high power amplifiers (HPA) and related subsystems to the large Original Equipment Manufacturers (OEM) of base transceiver stations (BTS or base stations). Base stations are the main radio system in any wireless network and Unity has developed over 40 HPA models that are used in cellular, personal communication services (PCS), paging, wireless local loop (WLL) and third generation (3G) BTSs.  Almost all of the OEM products are custom made or adapted to satisfy each OEM customer's particular requirements.

Results of Operations

Years Ended December 31, 2006 and 2005

Sales and Cost of Goods Sold

Sales for the year ended of 2006 were $7,343,552, of which $5,392,552 and $1,951,000 were recorded from Canada and Israel’s operation, respectively, an overall increase of 49.70% or $2,437,973, from $4,905,579 for the year ended of 2005.  In both our historical product lines and new product lines obtained through acquisitions we have seen a greater diversification in our customer base and geographical areas where the company sells.

Cost of goods sold during the year ended period of 2006 was $5,596,185 resulting in a gross margin of 1,747,367 or 23.79% of net sales, compared to $3,792,999 for the year ended of 2005 resulting in a gross margin of $1,112,580 or 22.68% of net sales.

The increase in gross margin is largely attributed to:

-

Increase in sales has resulted in increased component requirements and the company and its outsourced manufacturer have been able to negotiate better pricing due to the higher purchase volumes;

-

Efficiencies and cost savings have been obtained by centralizing our manufacturing and procurement largely with one outsourced manufacturer;

-

Efficiencies and cost savings have been obtained by centralizing our final testing of products in our China facility where the company has also been able to benefit from lower payroll costs..

Cost of goods sold includes stock-based compensation expense of $17,420 for the year ended of 2006 versus $27,265 for the year ended of 2005.

Cost of goods sold, excluding stock based compensation expenses, attributable to Canada and Israel were $4,162,765 and $1,416,000, respectively.  These balances include $22,918 and $69,241 in expenses relating to Canada and the acquired companies operations, respectively, that are salary expenses related to the recent restructuring activity that the company executed in Quarter 4, 2006 in order to streamline the operations of the company globally.

Operating Expenses

Research and Development

Research and development expenses for the year ended of 2006 were $3,383,430, an increase of $850,454 or 33.58%, from $2,532,976 for the year ended of 2005. This increase was primarily the result of the additional expenses related to the acquired companies.  In Quarter 4, 2006, the company restructured the operations of company as described below.

Research and development expense includes stock-based compensation expense of $53,087 for the year ended of 2006 versus $57,095 for the year ended of 2005.

Research and development expenses, excluding stock based compensation expenses, for 2006 attributable to Canada and Israel were $2,534,343 and $796,000, respectively.  These balances include $16,383 and $125,551 in expenses relating to Canada and the acquired companies operations, respectively, that are salary expenses related to the recent restructuring activity, as described below, that the company executed in Quarter 4, 2006 in order to streamline the operations of the company globally.  In addition, the Company recorded a write-down of materials, of $897,993, previously used in the research and development process, as we believe that they will not be usable in the future due to the increased company focus on current product lines and technology.

Sales  and Marketing

Sales and marketing expenses for the year ended of 2006 were $1,755,060, an increase of $1,139,107, or 184.93%, from $615,953 for the year ended of 2005.   This increase was primarily the result of additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional expenses relating to the acquired businesses.  In Quarter 4, 2006, the company restructured the operations of company as described below.

Sales and marketing expenses include stock-based compensation expense (recovery) of $53,694 for the year ended of 2006 versus ($16,520) for the year ended of 2005.

Sales and marketing expenses, excluding stock based compensation expenses,  attributable to Canada and Israel were $838,366 and $863,000, respectively.  These balances include $12,208 and $nil in expenses relating to Canada and the acquired companies operations, respectively, that are salary expenses related to the recent restructuring activity that the company executed in Quarter 4, 2006 in order to streamline the operations of the company globally.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended of 2006 were $1,824,568, an increase of $1,558,301, or 585.24%, from $266,267 for the year ended of 2005. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006.

Exchange Loss

Exchange loss for the year ended of 2006 was $38,728, a decrease of $64,953, from $103,681 for the year ended of 2005 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest  Expense

Interest expense for the year ended of 2006 increased by $309,776 to $586,769 from $276,993 for the year ended of 2005.  This increase was primarily the result of the increase in interest payable to note holders of the convertible debenture issued in February of 2006 and December of 2006.

General and Administrative

General and administrative expenses for the year ended of 2006 were $2,449,435, an increase of $644,368, or 35.70%, from $1,805,067 for the year ended of 2005. This increase was primarily the result of the additional expenses relating to the acquired businesses.  In Quarter 4, 2006, the company restructured the operations of company as described below.

General and administrative expenses include stock-based compensation expense of $266,387 for the year ended of 2006 versus $590,014 for the year ended of 2005.

General and administrative expenses, excluding stock based compensation expenses, attributable to Canada and Israel were $1,634,048 and $549,000, respectively.  These balances include $nil and $71,509 in expenses relating to Canada and the acquired companies operations, respectively, that are salary expenses related to the recent restructuring activity that the company executed in Quarter 4, 2006 in order to streamline the operations of the company globally.

Share compensation expense

Celletra’s share compensation expenses were $168,750 for the year ended of 2006.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the Closing Date, the price per share of Unity common stock is equal to or exceeds US$0.20 for a period of seven consecutive days.  If this the target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of Unity.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.

Restructuring Costs

In the fourth quarter of 2006, the Company recorded $781,831, in which $417,831 and $364,000 were recorded for Canada and Israel’s operation, respectively, as restructuring expenses related to streamlining  the operations of the company globally.

The operational restructuring resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied, all of which resulted in restructuring and other charges as follows:

				Included in:
	Total	Production	Research and development	Sales and marketing	General and administrative	Restructuring
R&D materials write-down	897,993	-	897,993	-	-	-
Workforce reduction	718,252	92,159	141,894	12,208	71,509	400,482
Fixed asset disposal	181,555	-	-	-	-	181,555
Facilities restructuring	199,794	-	-	-	-	199,794
Total restructuring and other charges	1,997,594	92,159	1,039,887	12,208	71,509	781,831

The Corporation expects that the restructuring will be completed in the first quarter of 2007 and that some additional expenses will be incurred.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the year ended of 2006 was $5,450,051, an increase of $4,561,584, compared to $888,467 for the year ended of 2005. This increase was primarily the result of:the interest accretion in relation to convertible debentures issued since August 2004 and loss on debt settlement related to modifications to the terms of the debentures which were issued in August 2004, February 2005 and February 2006 and to warrants issued to the former shareholders of Celletra Ltd. as part of the acquisition consideration which were modified as part of the Corporations convertible debenture financing in December 2006.

Fair Value Adjustment on Warrants

Fair value adjustment on warrants of $68,408 relates to the 40,000,000 warrants issued to the former shareholders of Celletra Ltd. as part of the acquisition consideration where the company fair valued them from the date of issuance until November 24, 2006 when the Corporation’s stockholders approved an increase in authorized share capital, sufficient to enable the exercise of the warrants.

Loss for the Year Ended 2006

Loss for the year ended of 2006 increased by 172.18%, or $9,384,493, to $14,834,901, from $5,450,408 for the year ended of 2005.  The increase was primarily a result of the operating expenses related to the acquisition in 2006, restructuring costs incurred in the fourth quarter of 2006, and accretion of interest and loss on debt settlement.

Restatements

On April 10, 2007, the Audit Committee and the Board of Directors of the Company and management concluded that the Company’s financial statements for the period ended March 31, 2006  filed on Form 10QSB/A on November 17, 2006, June 30, 2006 filed on Form 10QSB/A on November 17, 2006, and September 30, 2006 filed on Form 10QSB on November 15, 2006 will be restated and such financial statements should no longer be relied upon.

As a result of comments received from and discussions with the Securities and Exchange Commission, Unity has restated their previously issued consolidated interim financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The restatements relate to the following items:

February 2006 debenture issuance

When the February 2006 debentures were issued, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of the warrants into common shares.  The debenture agreement itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

Previously, the Corporation accounted for the debentures by bifurcating the debenture and related warrants into those debentures that could immediately be converted and those which could not be immediately converted.  The corporation had recorded the fair value of the warrants issued of $1,056,170 along with the fair value of the conversion feature on the debentures which could not be immediately converted of $311,952 as “Warrants and conversion feature liability”.  The warrants and conversion feature liability were marked to market in future quarters to reflect the fair value changes in these items.

For the debentures which would immediately be converted a beneficial conversion feature was recorded in equity and the residual value of the debenture was recorded as debt.

The Corporation has revised its accounting for the debentures as outlined in note 11(d) to the consolidated financial statements for the year ended December 31, 2006.

The consolidated financial statements for the interim periods March 30, 2006, June 30, 2006 and September 30, 2006 have been impacted by the restatement of the accounting for these debentures.

Series A and B convertible non-redeemable preferred shares

Previously, the Corporation accounted for the series A and B convertible non-redeemable preferred shares by separating the conversion feature from the preferred shares and presenting its fair value as a liability, with the residual value presented as equity.  Substantially all the value of the preferred shares was presented as part of the conversion feature as a liability.

The Corporation has revised its accounting for the series A and B convertible non-redeemable preferred shares as outlined in note 13(a) and 13(b) to the consolidated financial statements for the year ended December 31, 2006.  As a result, of the restatement, the September 30, 2006 interim consolidated financial statements have been restated to reflect the change in accounting and the presentation of these preferred shares in temporary equity.

Celletra compensation shares

Previously, the Company had not recorded any amount for these shares.

The Corporation has revised its accounting for these shares as outlined in note 4(c) to the consolidated financial statements for the year ended December 31, 2006.  As a result, of the restatement, the September 30, 2006 interim consolidated financial statements have been restated to reflect the change in accounting and the company has recorded $56,250 as a charge to share compensation expense.

The company’s disclosure included in Note 23 of the Notes to the Consolidated Financial Statements reflects the impact of this restatement on the Company reported results for the first, second, and third quarters of 2006.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at December 31, 2006 of $42,107,387.  During the year of 2006, we incurred a net loss, after stock-based compensation, of $14,834,901.

During the year of 2006, our cash position was increased to $1,217,792. This increase was primarily due to the cash acquired as part of the acquisitions of Avanty, Celletra and Celerica, and the funds raised in our debt and equity financing.  The primary use of cash was for our continued operations.

During the year of 2006, the Corporation issued 4,573,668 common shares in settlement of $496,392 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,222, and 200,000 common shares upon exercise of options for cash proceeds of $34,000. Besides, the Corporation also issued 10,944,400 shares for cash proceeds of $984,996.

During the year of 2006, we purchased $8,574 in equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $1,117,520 through 2009, we have no material commitments outstanding at December 31, 2006.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and to develop new products and technologies. We do not expect positive cash flow from operations in the near term.  We may not be able to obtain additional equity or debt financing on acceptable terms when we need it.  We have pledged all of our assets to secure convertible notes that we issued in August 2004, February 2005, March 2005, February 2006 and December 2006. We may be required to obtain the consent of certain of our investors prior to the issuance of our common stock or common stock equivalents and prior to entering into an agreement to assume certain liabilities. Our operations to date have been primarily financed by sales of our equity securities and debt financing. We are restricted from declaring dividends on our common shares pursuant to Convertible Note and Warrant Purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 for so long as any of these issued convertible notes are outstanding.  As of December 31, 2006, we had working deficit of $7,691,034.  Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term.  Our ability to continue as a going concern is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new product offerings that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our Auditors’ report on our 2006 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combinations

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

b)   On July 3, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Celerica Agreement, the Company acquired the net assets of Celerica Inc. in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $2,000,000 based on multiplying the stock price as of the date of the agreement by the number of common stock that the preferred stock is convertible into.

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

c)    On August 17, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Celletra Agreement, the Company acquired the net assets of Celletra Ltd. in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock). Each share of the Series B preferred stock will be converted into 1,000 shares of common stock upon approval of an increase of authorized share capital and at the election of the preferred share holders or will be automatically converted into 1,000 common stock on the later of the approval date or thirty days after the Company’s second annual general meeting. The preferred shares have been initially valued at a fair value of $9,000,000 based on multiplying the stock price as of the date of the agreement and the closing date by the number of non contingent and contingent common stock, respectively, which the preferred stock is convertible into. The warrants have been initially valued at a fair value of $2,026,533 calculated using the Black-Scholes valuation model.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued FASB Staff Position on No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”, which defines that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Corporation has adopted FSP EITF 00-19-2 in its fiscal 2006 financial statements.  There was no significant impact on the consolidated financial statements from the adoption of FSP EITF 00-19-2.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying the materiality of a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Corporation’s financial position and results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on the Corporation’s consolidated financial statements.

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

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the assets at December 31, 2006, the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment and goodwill's recoverable amounts.

Inventory is carried at the lower of cost, determined on an average cost method, and market.  Market is considered to be replacement cost for raw materials and  net realizable value for finished goods.  The cost of finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.  We provide an allowance that we consider to be reasonable for non-moving or slow moving inventory items and for items with expected future realizable value lower than cost.  Changes in customer demands and requirements in the short term could reduce product demand and prices having a material impact on future realizable value of inventory.

Intangible assets are recorded at cost less accumulated amortization.  We review these assets for impairments when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  As actual future net cash flows are uncertain, the estimation process requires us to make reasonable assumptions about future economic trends and events.  These trends and events are substantially outside of our control.  To the extent that the expected future cash flows generated by the asset are reduced, we may be required to record an impairment charge against the carrying value of the intangible assets.

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

The Report of Independent Registered Public Accounting Firm on the audited consolidated financial statements for the years ended December 31, 2006 and 2005 dated April 9, 2007.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006 and 2005.

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

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

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

April 10, 2007

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 1,217,792	$ 157,046
Restricted cash (note 3(d))	497,000	-
Accounts receivable (less allowance for doubtful accounts of $139,160 (2005 - $nil)	3,824,447	708,828
Inventory (note 5)	1,657,138	1,124,485
Prepaid expenses and deposits	150,673	74,466
	7,347,050	2,064,825
Long-term deposits	104,000	-
Amounts funded for employees' right upon retirement (note 12)	676,000	-
Equipment, net (note 6)	1,314,291	1,160,539
Goodwill (note 4(d))	7,608,243	741,596
Intangibles, net (note 4(d))	7,711,396	-
	$ 24,760,980	$ 3,966,960
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Bank Loan (note 7)	$ 1,458,000	$ -
Accounts payable and accrued liabilities (note 8)	9,601,918	2,895,507
Obligations under capital leases (note 9)	215,710	345,622
Loans payable (note 10)	1,500,000	-
Convertible debenture (note 11)	1,947,552	766,109
Product warranty (note 18(c))	314,904	42,961
	15,038,084	4,050,199
Obligations under capital lease (note 9)	39,921	452,567
Convertible debenture (note 11)	5,248,108	224,194
Employees' rights upon retirement (note 12)	672,000	-
	20,998,113	4,726,960
Stockholders' equity (deficiency):
Common stock, $0.001 par value 400,000,000 authorized, 107,159,019 (2005 - 90,885,396) issued and outstanding	107,159	90,885
Series A convertible non-redeemable preferred shares, $0.001 par value (note 13(a))	20	-
Series B convertible non-redeemable preferred shares, $0.001 par value (note 13(b))	90	-
Additional paid-in capital	45,831,809	26,490,425
Accumulated deficit	(42,107,387)	(27,272,486)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	3,762,867	(760,000)
	$ 24,760,980	$ 3,966,960

Future operations (note 2)

Commitments (note 17)

Contingent liabilities (note 18)

Related party transactions (note 20)

Subsequent events (note 22)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Ilan Kenig	Director	/s/ Ken Maddison	Director

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

	2006	2005

Sales	$ 7,343,552	$ 4,905,579
Cost of goods sold (includes stock-based compensation expense of $17,420 in 2006 and $27,265 in 2005 and excludes depreciation and amortization shown separately below)	5,596,185	3,792,999
	1,747,367	1,112,580
Expenses:
Research and development (includes stock-based compensation expense of $53,087 in 2006 and $57,059 in 2005)	3,383,430	2,532,976
Royalty payments for government grant (note 18 (b))	125,888	73,584
Sales and marketing (includes stock-based compensation expense (recovery) of $53,694 in 2006 and $(16,520) in 2005)	1,755,060	615,953
Depreciation and amortization (note 3(f) and 4(d))	1,824,568	266,267
Exchange loss	38,728	103,681
Interest expense, excluding accretion of interest and loss on debt settlement	586,769	276,993
General and administrative (includes stock-based compensation expense of $266,387 in 2006 and $590,014 in 2005)	2,449,435	1,805,067
Share compensation expense (note 4(c))	168,750	-
Restructuring costs (note 21)	781,831	-
	11,114,459	5,674,521

Operating loss for the period	(9,367,092)	(4,561,941)

Accretion of interest and loss on debt settlement (note 11 and 14(d))	(5,450,051)	(888,467)
Other income	50,650	-
Fair value adjustment on warrants (note 14(d))	(68,408)	-

Loss for the period	(14,834,901)	(5,450,408)
Basic and diluted loss per common share (note 14(b))	$ (0.16)	$ (0.06)

See accompanying notes to consolidated financial statement.

UNITY WIRELESS CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Number of Common Stock	Common Stock Issued and Outstanding	Additional Paid-in Capital	Series A Convertible non-redeemable preferred shares	Series B Convertible non-redeemable preferred shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (Deficiency)
Balance as at December 31, 2004	80,213,945	$80,214	$22,315,576	$ -	$ -	$(21,822,078)	$37,109	$610,821
Issued on exercise of options and warrants	6,071,631	6,071	914,674	-	-	-	-	920,745
Issued upon settlement of accounts payable	1,456,863	1,457	283,926	-	-	-	-	285,383
Issued upon conversion of convertible debt	3,142,957	3,143	620,893	-	-	-	-	624,036
Compensation expense of options and warrants	-	-	657,818	-	-	-	-	657,818
Share issue costs	-	-	(238,695)	-	-	-	-	(238,695)
Beneficial conversion option on convertible debenture (note 11)	-	-	1,936,233	-	-	-	-	1,936,233
Loss for the year	-	-	-	-	-	(5,450,408)	-	(5,450,408)
Currency translation adjustment	-	-	-	-	-	-	(105,933)	(105,933)
Comprehensive loss	-	-	-	-	-	-	-	(5,556,341)
Balance as at December 31, 2005	90,885,396	$90,885	$26,490,425	$ -	$ -	$(27,272,486)	$(68,824)	$(760,000)

Issued on exercise of options and warrants (note 14(a))	755,555	756	105,465	-	-	-	-	106,221
Issued pursuant to private placement (note 14(a))	10,944,400	10,944	974,052	-	-	-	-	984,996
Issued upon settlement of accounts payable (note 14(a))	4,573,668	4,574	491,819	-	-	-	-	496,393
Preferred shares issued upon the acquisition of Celerica Inc. (note 4(b))	-	-	1,999,980	20	-	-	-	2,000,000
Preferred shares issued upon the acquisition of Celletra Ltd. (note 4(c))	-	-	8,999,910	-	90	-	-	9,000,000
Warrants related to acquisition of Celletra Ltd. (note 14(d))	-	-	2,094,941	-	-	-	-	2,094,941
Compensation expense of options, warrants and shares	-	-	559,338	-	-	-	-	559,338
Share issue costs	-	-	(433,961)	-	-	-	-	(433,961)
Loss on warrants modification (note 14(d))	-	-	1,534,639	-	-	-	-	1,534,639
Beneficial conversion option on convertible debenture	-	-	3,015,201	-	-	-	-	3,015,201
Loss for the year	-	-	-	-	-	(14,834,901)	-	(14,834,901)
Currency translation adjustment	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	(14,834,901)
Balance as at December 31, 2006	107,159,019	$107,159	$45,831,809	$20	$90	$(42,107,387)	$(68,824)	$3,762,867

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	2006	2005

Operations:
Loss for the period	$ (14,834,901)	$ (5,450,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	5,450,051	888,467
Fair value adjustment on warrants	68,408	-
Change in employees' liability upon retirement	125,000	-
Depreciation and amortization	1,824,568	266,267
Loss on disposal	212,861	-
Stock-based compensation	559,338	657,818
Inventory write-down	897,993	-
Changes in non-cash working capital relating to operations:
Accounts receivable and government grant receivables	750,826	125,280
Inventory	(100,263)	(234,506)
Prepaid expenses and deposits	(133,924)	(20,168)
Accounts payable and accrued liabilities	1,088,951	1,539,617
	(4,091,092)	(2,227,633)
Investments:
Cash assumed on acquisition, less acquisition costs (note 4)	1,066,903	-
Acquisition of equipment	(8,574)	(132,424)
Change in deposit, net	44,994	-
Amounts funded for employees rights upon retirement, net	(222,000)	-
Proceeds on disposition of equipment	53,000	-
Restricted cash	(20,000)	-
	914,323	(132,424)
Financing:
Bank loan	(1,168,000)	-
Short-term loan (note 10)	1,500,000
Repayment of capital lease obligation	(310,907)	(259,623)
Convertible debentures (note 11 (e) and (f))	3,550,000	2,000,000
Cash proceeds on issuance of common shares	1,091,217	873,163
Share issue costs	(433,961)	(238,695)
	4,228,349	2,374,845
Effect of foreign exchange rate changes on cash and cash equivalents	9,166	(67,288)
Increase (decrease) in cash and cash equivalents	1,060,746	(52,500)
Cash and cash equivalents, beginning of period	157,046	209,546
Cash and cash equivalents, end of period	$ 1,217,792	$ 157,046

Supplementary information (note 19)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

1.

Nature of business:

Unity Wireless Corporation (the “Corporation”) was incorporated in Delaware on October 1, 1998 under the name Sonic Systems Corporation (“Sonic Delaware”).  Sonic Delaware changed its name to Unity Wireless Corporation on July 17, 2000.  Unity Wireless develops and markets base station equipment and coverage enhancement solutions for wireless networks and cellular operators.

2.

Future operations:

During the year, the Corporation incurred a loss, inclusive of stock-based compensation, of $14,834,901 (2005 - $5,450,408) and used cash in operations of $4,091,092 (2005 - $2,227,633).

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by both current and long-term debt and equity transactions.  At December 31, 2006, the Corporation will require additional financing to continue to operate at current levels throughout 2007.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies:

(a)

Principles of consolidation:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries; Unity Wireless Systems Corp., Celerica Inc., Celletra Ltd., and Unity Wireless Microwave Systems Ltd.  All significant intercompany accounts and transactions have been eliminated.

(b)

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, particularly the recoverability of inventory, equipment, intangible assets and goodwill, and liabilities (particularly product warranty) and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

(c)

Financial instruments:

(i)

Fair values:

At December 31, 2006, the Corporation has the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, long-term deposits, bank loan, accounts payable and accrued liabilities, and loans payable.  The carrying values of these financial instruments are considered to approximate fair value based on their short-term nature.  Based on borrowing rates currently available to the Corporation, the carrying values of the obligations under capital lease approximate their fair values.  The fair value of convertible debentures was determined to be $6,798,760.

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”.  This statement requires the Corporation to recognize derivatives on its balance sheet at fair value.  The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value.  The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2006 or 2005.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

(c)

Financial instruments (continued):

 (ii)

Concentrations of credit risk:

Financial instruments that potentially subject the Corporation to concentrations of credit risk are primarily accounts receivable (note 16(d)).  The Corporation maintains a reserve for potential credit losses based on a risk assessment of its customers.

(d)

Cash and cash equivalents:

Cash equivalents include short-term deposits, which are all highly liquid securities with a term to maturity of three months or less when acquired.  Short-term deposits are valued at market.

Restricted cash deposits are held with the bank to secure performance guarantees with certain customers of the Corporation.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

 (g)

Intangible assets:

Intangible assets are comprised of intellectual property acquired in business acquisitions and are being amortized over three years, its estimated useful life.

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

Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.  The impairment test is carried out in two steps.  In the first step, the carrying amount of the reporting unit is compared with its fair value.  When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary.  The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any.  The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price.  When the carrying amount of a reporting unit exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations before extraordinary items and discontinued operations.  No impairment has been recognized to December 31, 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

 (l)

Foreign currency translation:

As of April 1, 2005, the Corporation adopted the U.S. dollar as its functional currency.  The Corporation has done this because the U.S. dollar is the currency in which it incurs all of its revenues, all of its financing and a significant portion of its costs.  The Corporation’s subsidiaries also use the U.S. dollar as its functional currency.  Under this method, monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Other assets and revenue and expense items are remeasured using the rate of exchange prevailing at their respective transaction dates.  Exchange gains and losses resulting from the remeasurement of foreign denominated monetary assets and liabilities into U.S. dollars are reflected in earnings (loss) for the period.

 (m) Revenue recognition:

Revenue from products is recognized once a sale arrangement exists, delivery has occurred, the revenue is fixed and determinable and collectibility is reasonably assured, which is upon the later of shipment or when title passes to the customer depending on the contractual terms.  The Corporation does not enter into sales arrangements having post contract customer support or rights of return.  The Corporation records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

(n)

Product warranty:

A liability for estimated warranty expense is established by a charge against cost of goods sold at the time revenue is recognized as products are sold.  The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.  The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate (note 18(c)).

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

Pursuant to the provisions of SFAS 123R, the Corporation applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R are applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, after adjustment for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Under SFAS No. 123 the Corporation had recognized forfeitures as they occurred.  The cumulative impact of estimating forfeitures instead of accounting for forfeitures as they occur was not material to the consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

 (v)  Amounts funded for employees’ rights upon retirement:

In Israel, the Corporation is required to pay severance benefits to dismissed employees under a number of circumstances.  In order to satisfy the liability, the Corporation has purchased life insurance policies which are recorded at their cash redemption value or by placing deposits with insurance companies.

 (w)  Registration rights agreements:

In connection with the sale of certain debt and equity instruments, the Corporation has entered into a number of registration rights agreements. Generally, these agreements require the Corporation to file registration statements with the Securities and Exchange Commission (SEC) to register the resale of common shares that may be issued to selling stockholders on conversion of debt or preferred stock, to permit resale of common shares previously sold under an exemption from registration or to register the resale of common shares that may be issued on exercise of outstanding options or warrants.

These  registration rights agreements sometimes require the Corporation to pay liquidating damages for any time delay in filing the required registration statements or a delay in the registration statements being declared effective or subsequently being suspended in excess of some agreed-upon period of time. These liquidating damages are generally expressed as a fixed percentage, per month, of the original investment amount the Corporation received on issuance of the debt or preferred stock, common shares, options or warrants.

The Corporation has adopted FASB Staff Position on No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). FSP EITF 00-19-2 which provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”, which defines that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.  Accordingly, the Corporation recognizes the liquidated damages when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

The adoption of FSP EITF 00-19-2 did not have an impact on prior year financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

 (x)

Recent accounting pronouncements:

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying the materiality of a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Corporation’s financial position and results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The impact of the adoption of this interpretation on the Corporation’s consolidated financial statements has not yet been determined.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

3.

Significant accounting policies (continued):

 (x)

Recent accounting pronouncements (continued):

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. The adoption of SFAS No. 154 did not have a significant impact on the Corporation’s consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

4.   Business combination:

a)  On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”). Avantry specializes in offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic.

Under the terms of the Merger Agreement, the Corporation acquired the net assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147 (See note 11(e)).

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

Cash	$ 496,896
Working capital (other than cash)	(2,519,099)
Fixed assets	508,000
Goodwill	1,557,090
Intangibles	1,791,297
Other assets	514,744
Other liabilities	(500,000)

Total net assets acquired	$ 1,848,928

Consideration:
Convertible promissory notes and warrants (note 10(e))	$ 1,755,147
Acquisition costs	93,781
$ 1,848,928

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

4.   Business combination (continued):

b)  On July 3, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Acquisition Corporation (“UW Acquisition”) acquired Celerica Inc. (“Celerica”). Celerica specializes in extending RF coverage and optimizing network capacity distribution of mobile communications in urban, suburban and rural areas, using optical wireless, fiber optics and microwave technology.

Under the terms of the merger agreement, the Corporation acquired the net assets of Celerica in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares (see note 13(a)). The preferred shares have been valued at a fair value of $2,000,000 based on multiplying the Corporation’s common shares market price as of the closing date of the acquisition by the number of common stock issuable upon conversion.

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

Cash	$ 222,000
Working capital(other than cash)	(665,000)
Fixed assets	327,000
Goodwill	1,209,272
Intangibles	887,211
Other assets	110,000
Other liabilities	(72,000)

Total net assets acquired	$ 2,018,483

Consideration:
Fair value of preferred shares issued (note 13(a))	$ 2,000,000
Acquisition costs	18,483
$ 2,018,483

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

4.   Business combination (continued):

c) On August 17, 2006, the Corporation acquired Celletra Ltd. (“Celletra”). Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells

Under the terms of the purchase agreement, the Corporation acquired the net assets of Celletra in exchange for 70,000 shares of Series B convertible non-redeemable preferred shares (see note 13(b)) and contingent consideration of 20,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock at a prices between $0.20 and $0.30 expiring August 17, 2009 (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock).  The contingent consideration is payable upon Celletra achieving revenues from January 1, 2006 to June 30, 2006 and binding purchase orders as of June 30, 2006 of not less than $6,400,000.  On the acquisition date, the contingent consideration criteria had been met and the contingent consideration was issued.

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

Years ended December 31, 2006 and 2005

4.   Business combination (continued):

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 489,000
Working capital (other than cash)	(114,000)
Fixed assets	305,000
Goodwill	4,100,285
Intangibles	6,277,978
Other assets	762,000
Other liabilities	(765,001)

Total net assets acquired	$ 11,055,262

Consideration:
Fair value of preferred shares issued (note 13(b))	$ 9,000,000
Fair value of warrants issued (note 14(d))	2,026,533
Acquisition costs	28,729
$ 11,055,262

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

At the request of the Celletra shareholders 5% of the total preferred share consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of Unity common stock is equal to or exceeds US$0.20 for a period of seven consecutive days.  If the target share price is met, the shares would be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of Unity.  In accordance with FAS 123(R), the Corporation has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

4.   Business combination (continued):

(d)  For all of the acquisitions described in note 4(a) to note 4(c), the Corporation is still in the process of determining the fair value of the acquired intangible assets in order to complete the allocation of the purchase price between goodwill and acquired intangible assets.  The allocation process is expected to be completed by June 30, 2007.

The Corporation has initially allocated $6,866,647 and $8,956,486 as intangible assets.  Intangibles amortization for the period ended December 31, 2006, has been recognized at a preliminary rate of 33.3% per annum.

Intangible assets acquired	$ 8,956,486

Amortization to December 31, 2006	1,245,090

Balance, December 31, 2006	$ 7,711,396

The following table presents unaudited pro forma results of operations for the year ended December 31, 2006 as if all of the acquisitions had occurred on January 1, 2005. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future.

	For the year ended
	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
Revenue	$14,650,841	$23,890,579

Loss for the period	(25,088,710)	(19,856,048)

Basic and diluted loss per common share	(0.27)	(0.23)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

5.   Inventory:

	2006	2005

Raw materials	$ 1,560,681	$ 940,265
Finished goods	96,457	184,220

	$ 1,657,138	$ 1,124,485

During the fourth quarter of 2006 the Corporation recorded $897,993 as a write-down of research and development materials included in raw materials as part of an operational restructuring (note 21).

6.

Capital assets:

		2006		2005
	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$ 272,879	$ 194,037	$ 189,738	$ 143,605
Computer software	161,587	95,605	99,153	70,490
Computer software (Under Capital Lease)	229,997	100,670	229,997	50,623
Furniture and fixtures	154,910	54,457	62,910	34,978
Leasehold improvements	26,000	3,000	71,117	42,258
Production and R&D equipment	1,090,696	491,538	258,696	179,210
Production and R&D equipment (Under Capital Lease)	370,694	53,165	837,574	67,482

	$ 2,306,763	$ 992,472	$ 1,749,185	$ 588,646

Net book value	$ 1,314,291		$ 1,160,539

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

7.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2% (December 31, 2006 – 7.5%).  The balance of $781,000 as at December 31, 2006 is due by April 30, 2007.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a maximum of $2,250,000, which bears interest at LIBOR + 2.5% and is secured by a general floating lien on all of Celletra’s assets. As at December 31, 2006, the outstanding balance of the line of credit was $677,000.

8.    Accounts payable and accrued liabilities:

	2006	2005

Trade accounts payable	$ 5,302,979	$ 2,053,363
Accrued liabilities	4,298,939	842,144

	$ 9,601,918	$ 2,895,507

Included in trade accounts payable is a loan of $259,000, bearing interest at 8% and due July 3, 2007, payable to former shareholders of Celerica Ltd.

The Corporation initially recorded an aggregate of $632,000 relating to severance and lease termination costs related to the acquisition of Avantry, Celerica, and Celletra which were included in accrued liabilities.  During the period ended December 31, 2006, the Corporation paid $632,000 in severance and lease termination costs which were charged against this accrual.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

9.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at December 31, 2006, future minimum lease payments under capital leases are as follows:

2006
2007	$ 229,549
2008	41,111
$ 270,660

Amount representing interest	(15,029)
$ 255,631

Current portion	215,710

$ 39,921

Interest rates on the capital leases average approximately 8.71%.  Interest expense for the year ended December, 2006 was $58,610 (2005 - $68,189).

1.

Loan Payable:

In October 2006, the Corporation issued an 8% interest bearing promissory note for $1,500,000, secured by all the assets of the Corporation, plus 3,000,000 share purchase warrants effected pursuant to Regulation D under the Securities Act of 1933.  The note was initially due on December 22, 2006, however, the holders have not demanded repayment of the note and the note remains outstanding.  In accordance with the terms of the note, the rate of interest will increase to 22% after the initial due date unless waived by the holders.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.10 and $0.15 relating to 1,500,000 and 1,500,000 warrants, respectively, on or before October 31, 2011 on which date the warrants will expire.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

1.

Loan Payable (continued):

For accounting purposes, the Corporation calculated the fair value of warrants issued with the promissory note, using the Black-Scholes option pricing model,which totaled $224,473, and initially recorded these values as additional paid-in capital.  The value attributed to the warrants was based on their relative fair value as compared to the fair value of the promissory note.  The remaining balance of $1,275,527 was recorded as a current liability.  The carrying value of the liability is being accreted to the redemption value of the note over the period from October 31, 2006 to the maturity date of December 22, 2006.   A total of $224,473 of accretion has been recognized in 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures:

The following table discloses the terms and principle values of the convertible debentures outstanding:

		2006			2005
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Conversion Price	Maturity Date	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 0.20	August 31, 2006	$ 700,000
August 2004(a)	8%	$ 0.09	December 13, 2009	250,000	$ 0.20	August 31, 2006	250,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	$ 0.20	February 11, 2007	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	950,000	$ 0.20	February 11, 2007	950,000
March 2005(c)	8%	$ 0.20	March 24, 2007	266,964	$ 0.20	March 24, 2007	266,964
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	-	-	-
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	-	-	-
December 2006(f)	8%	$ 0.09	December 13, 2009	1,350,000	-	-	-
September 2004	8%	$ 0.18	September 2006	44,600	$ 0.18	August 2006	44,600
			Total	$ 7,911,564			$ 2,611,564
			Less: debt discounts	(715,904)			(1,621,261)
				7,195,660			990,303
			Current portion	(1,947,552)			(766,109)
			Long-term	$ 5,248,108			$ 224,194

The debentures are secured by all the assets of the Corporation.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

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

On original issuance, each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before August 31, 2009, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $705,266, and initially recorded these values as additional paid-in capital.  The value attributed to the warrants was based on their relative fair value as compared to the fair value of the convertible debentures.  The remaining balance of $544,734 was recorded as a long-term liability.  The carrying value of the liability was initially being accreted to the redemption value of the debentures over the period from August 31, 2004 to the original maturity date of August 31, 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to these debentures, to extend the maturity of the remaining debentures of $950,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the 1,125,000 remaining warrants from $0.20 to $0.16 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $270,237 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value. No beneficial conversion option has been recognized under the modified terms.

On November 27, 2006, the Corporation entered into an agreement with certain of the convertible debenture holders relating to the debentures to extend the maturity of debentures of $250,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 500,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $32,215 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value of $277,777.  The premium over the face value of the debenture of $27,777 is being amortized over the remaining life of the debenture.  No beneficial conversion option has been recognized under the modified terms.

During the year ended December 31, 2006, accretion of $51,802 (2005 - $345,004) has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $302,452 (2005 - $nil) was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  During the year of 2006, no debentures were converted (2005 - $200,000 converted into 1,000,000 common shares).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

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

On original issuance, each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before February 11, 2010, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $1,452,175, and initially recorded these values as additional paid-in capital.  The value attributed to the warrants was based on their relative fair value as compared to the fair value of the convertible debentures.  These assigned values were recorded as a reduction to the amount initially assigned to the debentures and as additional paid-in capital.  The remaining balance of $47,825 was recorded as a long-term liability.  The carrying value of the liability was initially being accreted to the redemption value of the debentures over the period from February 11, 2005 to the original maturity date of February 11, 2007.

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of the remaining debentures of $1,350,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of 2,500,000 and 1,250,000 remaining warrants from $0.20 to $0.10 and $0.16, respectively, per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $1,182,485 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value. No beneficial conversion option has been recognized under the modified terms.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

On November 27, 2006, the Corporation entered into an agreement with certain of the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of debentures of $950,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 2,500,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $105,556 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value of $1,055,555.  The premium over the face value of the debenture of $105,555 is being amortized over the remaining life of the debenture.  No beneficial conversion option has been recognized under the modified terms.

During the year ended December 31, 2006, accretion of $65,703 (2005 - $294,098) has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $1,288,041 (2005 - $nil) was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  During the year ended December 31, 2006, no debentures were converted (2005 - $150,000 converted into 750,000 common shares).

(c)

During March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures plus 1,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933..

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before March 24, 2010, on which date the warrants will expire.

For accounting purposes, the Corporation allocated the proceeds of the offering to the warrants based on their relative fair value using the Black-Scholes option pricing model.  The amount allocated to the warrants and the beneficial conversion option of $484,058 has been recorded as a debt discount which is being accreted using the effective interest method to the maturity date of the debentures.  During the year ended December 31, 2006, accretion of $148,455 (2005 - $249,365) has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  During the year ended of 2006 no debentures were converted (2005 - $233,036 converted into 1,165,180 common shares).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

 (d)

During February 2006, the Corporation realized gross cash proceeds of $2,200,000 from the issuance of 8% redeemable convertible notes of the Corporation plus 6,875,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The agreement was signed on February 28, 2006 and the notes are to mature on February 28, 2009.  The notes are convertible into common stock at the option of the holders at $0.16 per share provided that the notes and related warrants are convertible into a maximum aggregate of 10,000,000 shares of common stock.  Also, subject to certain conditions, the Corporation can force conversion of the notes if the volume weighted average price of the common stock is at least $0.32 for 20 consecutive trading days. Interest on these notes is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and was exercisable initially at a price of $0.16 on or before February 28, 2011, on which date the warrants will expire.

The debentures were initially accounted for as conventional convertible debt whereby the warrants issued with debenture and the entire beneficial conversion feature was accounted for as equity and the residual value was classified as a liability (see note 23).

During year ended December 31, 2006, the Corporation re-evaluated the accounting for the convertible debenture and concluded that the warrants and non-contingent beneficial conversion feature should be accounted for in equity and the remaining debt instrument would be classified as a liability.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

The convertible debenture issue included warrants which were convertible into 6,875,000 common shares and a conversion feature, which if exercised fully, would result in 13,750,000 common shares being issued.  The limit, which was described explicitly in the agreement, required that if a warrant was presented for exercise, it would only be exercised if the Company had not already issued more than the holders proportionate allocation of 10 million common shares for prior warrant exercises or debt conversions under this specific debenture.  If the limit of 10 million common shares had already been reached, there would be no remedy to the warrant holder to allow for either conversion or compensation for non-conversion.  Exercise of the remaining amount would only be made once the authorized common share capital had been increased.  If a debenture was presented for conversion, it would only be converted if the Company had not already issued more than the holders proportionate allocation of 10 million common shares for prior warrant conversions or debt conversions under this specific debenture.  Conversion of the remaining amount would only be made once the authorized common share capital had been increased.  There is no remedy to the convertible debenture holder relating to the refused conversion amount except as noted below.

In the debenture agreement, the Company has stated that it will use its best efforts to obtain an increase in authorized share capital within 120 days of the closing of the debenture issue.  However, if an increase in authorized share capital was not obtained during this time period, the only remedy available to the convertible debt holders would be to request a return of their funds previously invested under the debenture from the Company.  There would be no penalty amount or other remedy which could be invoked by the debenture holder.

In considering the accounting for the warrants, the Corporation determined that the warrants were indexed solely to the Company’s own stock and that they should be classified as equity at their relative fair value of $690,629 under paragraphs 12-32 of EITF 00-19.  As the warrants will either be exercised into common shares under the warrant agreement (if there is sufficient room as calculated under the 10 million common share limit calculation described above) or they will ultimately expire unexercised.  There is no remedy available to the holder of a warrant, if they are not able to exercise the warrants under the agreement because of the limitation on conversion (because the Company has not yet obtained an increase in authorized capital).  Thus, there is no possibility that the Company would settle such warrants for cash or that there would be any liability to the warrant holders.  As well, the Company may settle the warrants for unregistered shares.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

At the date of issuing the convertible note, the Corporation calculated the relative fair value of warrants issued at $690,629 and recorded this value as additional paid-in capital.  The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:  no dividend yield; volatility of 143%; a risk-free interest rate of 3.25% and an expected term of four years.

The Company evaluated the conversion feature under EITF 00-19 for classification guidance and determined that the debenture does not have a net-cash settlement feature.  The debentures can be converted only if there is sufficient room as calculated under the 10 million common share limit of the debenture agreement; otherwise, such debenture, if not converted, will remain outstanding until either additional authorized common share capital is obtained or the holder demands repayment of the debenture.  There are no other remedies available to the holder of a debenture and no provisions in the agreement that require or allow for cash settlement.

As the convertible debenture can only be converted into common shares of the Company, and there are no other settlement provisions, the Company concluded that the debenture was conventional convertible debt.  Based on that conclusion, the Company determined that the embedded conversion feature should not be separated from the host debenture under FAS 133, instead the beneficial conversion feature should be recognized.

Under EITF 98-5 and EITF 00-27, the Company determined the amount of the beneficial conversion feature that should be recorded given that some of the debentures were immediately convertible and some of the debentures were not convertible until the increase in authorized share capital was obtained.  For the debentures which could not be immediately converted into common shares, those conversion features would be treated as contingency conversion options and not recognized until such time as the increase in authorized capital was obtained.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

In order to calculate the beneficial conversion feature that should be recorded under EITF 98-5 and EITF 00-27, the amount of debentures that could be immediately converted assuming that all prior issued securities of the Company had converted and assuming that all of the warrants issued under this debenture agreement had been exercised for common shares was determined to be $500,000.  The amount of the beneficial conversion option relating to these debentures that could be immediately exercised was $188,211.  No beneficial conversion option has been recorded on the remaining debentures.

The remaining portion of the funds raised under the debenture (not allocated to the warrants or beneficial conversion feature) have been classified as debt, in the amount of $1,321,160.  The debt will be accreted to its redemption value over the term of the debt.  The contingent conversion feature would only be considered as a beneficial conversion option once the increase in authorized capital has taken place as after that point in time, the conversion would no longer be contingent.

An additional beneficial conversion option of $639,918 relating to the debentures which were not immediately convertible was re-classed from liability to additional paid-in capital on November 24, 2006 when the Corporation obtained an approval from its stockholders to increase the authorized share capital.

On November 27, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued in February 2006, to extend the maturity of debentures of $2,200,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 6,875,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $1,608,384 has been recognized and the carrying value of the outstanding debentures has been adjusted to its fair value of $2,444,444.  The premium over the face value of the debenture of $244,444 is being amortized over the remaining life of the debenture.  No beneficial conversion option has been recognized under the modified terms.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

During the year ended December 31, 2006, accretion of $173,463 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability, and $1,608,384 was charged to the statement of operations as a loss of settlement due to modifications to the terms of the debentures.  During the year ended December 31, 2006, no debentures were converted.

The Corporation is required to register the securities issuable related to the debentures.  If an initial registration statement is not effective by January 29, 2007, the Corporation may be subject to a penalty of one percent per month of the outstanding debentures, unless waived by the holders, which would amount to $22,000 per month until such time of effectiveness.  As at March 31, 2007 the registration statement is not effective.  If a registration is not declared effective by the Securities and Exchange Commission on or prior to the May 27, 2007, this may constitute an event of default and immediate repayment may be required.

 (e)

On June 12, 2006 (See note 4(a)), the Corporation issued $1,750,000 of non-interest bearing convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40 per share to complete the acquisition of Avantry. The notes mature on June 12, 2007. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.40 on or before June 8, 2009, on which date the warrants will expire.

For accounting purposes, the Corporation recorded additional paid-in capital of $71,064 relating to the fair value of warrants issued.  The remaining balance of $1,684,083 at the date of issuance was recorded as a current liability.  There was no intrinsic value of the beneficial conversion feature.  The carrying value of the liability is being accreted to the redemption value of the promissory notes over the period from June 12, 2006 to the initial maturity date of June 12, 2007.

During the year ended December 31, 2006, accretion of $38,144 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability. There were no promissory notes converted during the year ended December 31, 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

11.

Convertible debentures (continued):

 (f)

During December 2006, the Corporation received gross cash proceeds of $1,350,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 7,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.20.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.10 on or before December 13, 2011, on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the convertible debenture, using the Black-Scholes option pricing model and the intrinsic value of the beneficial conversion feature, which totaled $982,801, and recorded these values as additional paid-in capital.  The value attributed to the warrants was based on their relative fair value as compared to the fair value of the convertible debentures. The remaining balance of $367,199 was recorded as a long-term liability.  The carrying value of the liability is  being accreted to the redemption value of the debentures over the period from December 13, 2006 to the maturity date of December 13, 2009.

During the year ended December 31, 2006, accretion of $14,495 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  During the year ended of 2006, no debentures were converted.

The Corporation is required to register the securities issuable related to the debentures.  If an initial registration statement is not effective by January 29, 2007, the Corporation may be subject to a penalty of one percent per month of the outstanding debentures, unless waived by the holders, which could amount to $13,500 per month until such time of effectiveness.  As at March 31, 2007 the registration statement is not effective.  If a registration is not declared effective by the Securities and Exchange Commission on or prior to the May 27, 2007, this may constitute an event of default and immediate repayment may be required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

12.   Employee’s rights upon retirement:

Under Israeli law and labor agreements, the Corporation’s Israel subsidiaries are required to pay severance benefits to its dismissed employees and employees leaving its employment under certain circumstances. The liability for severance benefits is covered mainly by deposits with insurance companies in the name of the employee and / or by purchase of insurance policies. The liability is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The provision for employee severance benefits included in the balance sheet represents the total liabilities for such severance benefits, while the amounts funded for severance benefits included as an asset in the balance sheet represents the Corporation’s Israeli subsidiaries contributions to severance pay funds and to insurance policies.

Severance expense for the year ended December 31, 2006 was $125,000

13.   Preferred shares:

 (a)

Series A convertible non-redeemable preferred shares

The Series A convertible non-redeemable preferred shares were issued for the acquisition of Celerica. Each share of the Series A preferred stock are automatically convertible into 1,000 shares of common stock upon approval of an increase of authorized share capital. The Series A preferred stock has a par value of $0.001 and a preference on liquidation of $0.16 per share on an as converted basis.  As at December 31, 2006, 20,000 Series A convertible non-redeemable preferred shares were outstanding.

On issuance, the preferred shares were classified at their fair value of $2,000,000 as temporary equity because the holder of the preferred shares could require redemption if the Corporation did not obtain approval of an increase in authorized common share capital within 180 days of issuance of the Series A preferred shares.  On November 24, 2006, the approval date for the increase in authorized common share capital, the preferred shares balance was reclassified from temporary equity to equity.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

13.   Preferred shares (continued):

 (b)

Series B convertible non-redeemable preferred shares

The Series B convertible non-redeemable preferred shares were issued for the acquisition of Celletra. Each share of the Series B preferred stock will be converted into 1,000 shares of common stock upon approval of an increase of authorized share capital and at the election of the preferred share holders or will be automatically converted into 1,000 shares of common stock on the later of the approval date or thirty days after the Corporation’s second annual general meeting. The Series B preferred stock has a par value of $0.001.  As at December 31, 2006, 90,000 Series B convertible non-redeemable preferred shares were outstanding.

On issuance, the preferred shares were classified at their fair value of $9,000,000 as temporary equity because the holder of the preferred shares could require redemption if the Corporation did not obtain approval of an increase in authorized common share capital within 180 days of issuance of the Series B preferred shares.  On November 24, 2006, the approval date for the increase in authorized common share capital, the preferred shares balance was reclassified from temporary equity to equity.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock:

(a)

Issued and outstanding

During the year of 2006, the Corporation issued 4,573,668 common shares in settlement of  $496,393 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,221, 200,000 common shares upon exercise of options for cash proceeds of $34,000, and 10,944,400 shares for cash proceeds of $984,996.

In connection with the equity financing, the Company also issued, as investment banking fees warrants to purchase 590,998 shares of common stock at an exercise price of $0.10 per share, valued at $156,682, and paid cash fees of $59,100.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2006	2005

Numerator:
Loss for the period	$ (14,834,901)	$ (5,450,408)

Denominator:
Weighted average number of:
Common shares outstanding	93,751,550	85,938,087

Basic and diluted loss per common share	$ (0.16)	$ (0.06)

For the year ended December 31, 2006 and 2005, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock (continued):

 (c)

Stock option plan:

The fair value of stock options are determined using the Black-Scholes option-pricing model, which is consistent with the valuation techniques previously utilized for recording stock-based compensation expense reflected in the consolidated statement of operations under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Corporation has recorded $559,338 and $657,818 of stock-based compensation expense during the twelve months ended December 31, 2006 and 2005, respectively.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock (continued):

 (c)

Stock option plan (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price
Balance, December 31, 2004	9,290,289	6,752,500	$ 0.26

Options granted	(2,952,500)	2,952,500	0.24
Options expired/cancelled	2,153,752	(2,153,752)	0.29
Options exercised	-	(775,831)	0.17
Increase in reserved for issuance	2,910,121	-	-

Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25

Options granted	(1,260,000)	1,260,000	0.14
Options expired	1,036,250	(1,036,250)	0.19
Options exercised	-	(200,000)	0.17
Increase in reserved for issuance	3,454,725	-

Balance, December 31, 2006	14,632,637	6,799,167	$ 0.24

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at December 31, 2006, the intrinsic value of exercisable options was nil.  The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006 was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock (continued):

 (c)

Stock option plan (continued):

The weighted-average grant-date fair value of stock options granted during the year ended December 31 2006 was $0.12 (December 31, 2005 - $0.21).

As of December 31, 2006, total unrecognized compensation cost related to unvested stock options was $144,780 and is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes information about stock options under the plan outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2006	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at December 31, 2006	Weighted average exercise price

$0.11 - 0.20	3,574,167	3.02	$ 0.15	2,400,000	$ 0.15
$0.23 - 0.29	1,965,000	3.11	$ 0.27	1,192,500	$ 0.27
$0.30 - 0.35	860,000	1.97	$ 0.34	755,833	$ 0.34
$0.70	400,000	2.50	$ 0.70	333,333	$ 0.70

	6,799,167	2.88	$ 0.24	4,681,666	$ 0.25

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock (continued):

 (d)

Warrants:

The following transferable share purchase warrants were outstanding as at December 31, 2006:

Expiry date	Exercise price per share	Number of shares
May 01, 2007	$ 0.32	120,000
September 30, 2007	$ 0.50	525,700
September 30, 2007	$ 0.25	1,553,433
October 01, 2007	$ 0.20	100,000
January 30, 2008	$ 0.25	100,000
January 30, 2008	$ 0.35	100,000
February 13, 2008	$ 0.20	555,555
March 31, 2008	$ 0.50	2,059,492
October 01, 2008	$ 0.25	150,000
June 08, 2009	$ 0.40	600,000
August 17, 2009	$ 0.20	648,386
August 17, 2009	$ 0.22	648,386
August 17, 2009	$ 0.27	648,387
August 17, 2009	$ 0.30	648,387
August 31, 2009	$ 0.10	500,000
August 31, 2009	$ 0.16	1,250,000
October 13, 2009	$ 0.20	150,000
February 11, 2010	$ 0.10	2,500,000
February 11, 2010	$ 0.16	2,000,000
March 24, 2010	$ 0.20	625,000
July 01, 2010	$ 0.40	75,000
July 01, 2010	$ 0.50	75,000
February 28, 2011	$ 0.10	6,875,000
February 28, 2011	$ 0.16	1,375,000
October 31, 2011	$ 0.10	1,500,000
October 31, 2011	$ 0.15	1,500,000
December 13, 2011	$ 0.10	46,087,030
December 21, 2011	$ 0.10	16,416,600
December 21, 2011	$ 0.10	590,998

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

14.

Common stock (continued):

 (d)

Warrants (continued):

The warrants that relate to the purchase of Celletra Ltd. were initially classified as a liability and recorded at their fair value of $2,026,533 (note 4(c)) as the Corporation did not have sufficient authorized common share capital to allow for conversion.  From the acquisition date on August 17, 2006 to the date when the Corporation received approval to increase its authorized share capital, November 24, 2006, an increase in fair value of $68,408 has been recorded as a charge in the statement of operations.  On November 24, 2006, with the increase in share capital the warrants were reclassified to equity.

On December 13, 2006, the Corporation agreed to reduce the exercise price of 37,406,452 warrants, previously issued as part of the consideration for the Celletra acquisition, to $0.10 for parties that participated in the $1,350,000 convertible debenture financing in December 2006.  As the reduction in the warrants has been treated as part of the consideration for the debt extinguishments in note 11(a) and 11(b), the increase in the fair value of the warrants of $1,534,639 (as calculated using the Black-Scholes Method with the following weighted-average assumptions: no dividend yield; volatility of 139% based on daily stock price; risk-free interest rate of 3.87%) has been included as part of the loss on extinguishment of debt in the statement of operations.

On December 21, 2006, in conjunction with a private of placement of $984,996, the Corporation issued 16,416,000 warrants which entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.10 on or before December 21, 2011, on which date the warrants will expire.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

15.

Income taxes:

At December 31, 2006, the Corporation has US tax net operating loss carryforwards approximating $14,154,000 which will begin to expire in 2018 and Israel tax net loss carryforwards approximating $59,027,000 which can be used to offset taxable income in the future for an indefinite period.  The utilization of the US losses are subject to annual limitations under US tax law.

The Corporation has Canadian tax net operating losses of approximately $17,995,000 which expire as follows:

2007	$ 3,446,000
2008	$ 1,286,000
2009	$ 2,986,000
2010	$ 1,272,000
2014	$ 1,854,000
2015	$ 3,324,000
2026	$ 3,828,000

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

15.

Income taxes (continued):

Expected tax recovery of $5,058,701 (2005 - $1,891,292), which amount has been calculated by applying the statutory tax rate of 34.1% (2005 – 34.7%) to the loss before income taxes of $14,834,901 (2005 - $5,450,408), differs from income tax expense of $nil due primarily to the existence of loss carryforwards created in the year, the tax benefit of which has been offset by an increase in the valuation allowance.

Significant components of the Corporation’s deferred tax assets as of December 31 are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$ 25,289,319	$ 6,165,300
Depreciation/amortization	360,952	51,542
Intangible assets	(1,927,849)	51,542
Other	810,430	1,141,021

Total deferred tax assets	24,532,852	7,357,863
Valuation allowance	(25,532,852)	(7,357,863)

Net deferred taxes	$ -	$ -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

16.

Segmented information:

(a)

Segment information:

During the period ended December 31, 2006 and 2005, the Corporation was operating in the telecommunication segment which includes RF power amplifier and coverage enhancement solutions.  A summary of sales by product line is as follows ($000):

	2006	2005
RF Power Amplifiers	$ 5,393	$ 4,906
Coverage Enhancement Solutions	1,950	-
Total sales	$ 7,343	$ 4,906

(b)

Geographic information:

In 2006, ten percent and ninety percent of our assets and principal business operations are located in British Columbia, Canada and Israel respectively.  Revenues from operations were $7,343,552 in the year ended December 31, 2006 and $4,905,579 in the year ended December 31, 2005.  A summary of sales by region of customer location is as follows ($000):

	2006	2005
China	$ 1,068	$ 2,346
United States	1,242	1,903
Israel	275	69
Canada	1,008	588
Hungary	2,200	-
India	146	-
Peru	110	-
Turkey	234	-
Russia	81	-
Indonesia	660	-
Other	319	-
Total sales	$ 7,343	$ 4,906

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

16.

Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2006	2005
Customer A	$ 958	$ 1,506
Customer B	429	486
Customer C	636	1,693
Customer D	2,200	-

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	2006	2005
Customer A	$ 278	$ 174
Customer B	163	395
Customer C	334	54
Customer D	750	-
Customer E	948	-

17.

Commitments:

The Corporation has the following future minimum lease commitments for premises and leased vehicles:

2007	$ 388,944
2008	278,944
2009	178,972

$ 846,860

In 2006, rent expense was $195,000 (2005 - $99,100).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

18.

Contingent liabilities:

(a)

The Corporation is currently a party to two actions in the Supreme Court of British Columbia, Vancouver Registry, brought by two different suppliers of the Corporation for approximately $550,000 in total.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to December 31, 2006.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the year ended December 31, 2006, the Corporation recorded $80,888 (CDN$92,552) as royalties expense and $73,584 (CDN$89,781) in 2005.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of December 31, 2006, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

18.

Contingent liabilities (continued):

(b)

Contingent liability on sale of products (continued):

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $14,344,000 as of December 31, 2006.

Such amount excludes potential increase resulting from the above mentioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

18.

Contingent liabilities (continued):

(b)

Contingent liability on sale of products (continued):

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

The aggregate potential liability in respect of the said grants on December 31, 2006 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

	2006	2005

Balance, beginning of year	$ 42,961	$ 40,667
Acquisition of Avantry	102,000
Acquisition of Celerica	59,000
Acquisition of Celletra	189,000
Provision decrease	(35,801)	32,530
Expenditures	(42,257)	(30,236)

Balance, end of year	$ 314,904	$ 42,961

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

19.

Supplementary information:

(a)  Cash flow information:

	2006	2005

Cash paid for:
Interest	$ 136,382	$ 77,405
Non-cash financing and investing activities:
Issuance of convertible debentures for acquisition	1,755,147	-
Issuance of Series A preferred for acquisition	2,000,000	-
Issuance of Series B preferred shares and warrants for acquisition	11,026,533	-
Issuance of common shares in settlement of accounts payable	496,393	285,383
Issuance of common shares in settlement of promissory notes payable	-	47,583
Issuance of common shares on conversion of convertible debenture	-	624,036
Warrants issued as financing cost on private placement	156,682	-
Purchase of equipment funded by obligation under capital lease	-	745,266

(b)

Allowance for doubtful accounts:

	2006	2005

Balance, beginning of year	$ -	$ -
Provision for doubtful accounts	139,160	-

Balance, end of year	$ 139,160	$ -

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

20.

Related party transactions:

During the year ended December 31, 2006, the Corporation incurred professional fees of approximately $40,000 (2005 - $9,428) from a company owned by a director of the Corporation. These amounts are included in general and administrative expenses.

21.

Restructuring:

In the fourth quarter of 2006, the Company initiated an operational restructuring which resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied, all of which resulted in restructuring and other charges as follows:

				Included in:
	Total	Production	Research and development	Sales and marketing	General and administrative	Restructuring
R&D materials write-down	897,993	-	897,993	-	-	-
Workforce reduction	718,252	92,159	141,894	12,208	71,509	400,482
Fixed asset disposal	181,555	-	-	-	-	181,555
Facilities restructuring	199,794	-	-	-	-	199,794
Total restructuring and other charges	1,997,594	92,159	1,039,887	12,208	71,509	781,831

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

21.

Restructuring (continued):

A summary of the activity affecting the Company’s accrued restructuring liability for the year ended December 31, 2006 is as follows:

	R&D materials write-down	Workforce reduction	Fixed asset disposal	Facilities restructuring	Total
Balance at January 1, 2006	-	-	-	-	-
Amounts accrued	897,993	718,252	181,555	199,794	1,997,594
Non-cash charges	(897,993)	-	(181,555)	-	(1,079,548)
Amounts paid	-	(354,252)	-	(59,794)	(414,046)
Balance at December 31, 2006	-	364,000	-	140,000	504,000

22.

Subsequent Events:

Subsequent to December 31, 2006 the Corporation issued 26,172,888 units at a price of $0.09 per unit, for gross proceeds of $2,355,560. Each unit consists of one share in our common stock and one and a half common stock share purchase warrants, each whole warrant being exercisable for a period of 5 years from closing to acquire an additional share in our common stock at an exercise price $0.10 per share.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatements (unaudited):

As a result of comments received from and discussions with the Securities and Exchange Commission, Unity has restated their previously issued consolidated interim financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The restatements relate to the following items:

February 2006 debenture issuance

When the February 2006 debentures were issued, the Corporation did not have sufficient authorized shares available to permit the full conversion of the convertible debentures and the exercise of the warrants into common shares.  The debenture agreement itself limited the conversion of debentures and warrants to a maximum of 10,000,000 shares.

Previously, the Corporation accounted for the debentures by bifurcating the debenture and related warrants into those debentures that could immediately be converted and those which could not be immediately converted.  The corporation had recorded the fair value of the warrants issued of $1,056,170 along with the fair value of the conversion feature on the debentures which could not be immediately converted of $311,952 as “Warrants and conversion feature liability”.  The warrants and conversion feature liability were marked to market in future quarters to reflect the fair value changes in these items.

For the debentures which would immediately be converted a beneficial conversion feature was recorded in equity and the residual value of the debenture was recorded as debt.

The Corporation has revised its accounting for the debentures as outlined in note 11(d) to the consolidated financial statements for the year ended December 31, 2006.

The consolidated financial statements for the interim periods March 30, 2006, June 30, 2006 and September 30, 2006 have been impacted by the restatement of the accounting for these debentures.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatements (unaudited) (continued):

Series A and B convertible non-redeemable preferred shares

Previously, the Corporation accounted for the series A and B convertible non-redeemable preferred shares by separating the conversion feature from the preferred shares and presenting its fair value as a liability, with the residual value presented as equity.  Substantially all the value of the preferred shares was presented as part of the conversion feature as a liability.

The Corporation has revised its accounting for the series A and B convertible non-redeemable preferred shares as outlined in note 13(a) and 13(b) to the consolidated financial statements for the year ended December 31, 2006.  As a result of the restatement, the September 30, 2006 interim consolidated financial statements have been restated to reflect the change in accounting and the presentation of these preferred shares in temporary equity.

Celletra compensation shares

Previously, the Corporation had not recorded any compensation amount for these shares.

The Corporation has revised its accounting for these shares as outlined in note 4(c) to the consolidated financial statements for the year ended December 31, 2006.  As a result of the restatement, the September 30, 2006 interim consolidated financial statements have been restated to reflect the change in accounting and the Corporation has recorded $56,250 as a charge to share compensation expense.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatement (unaudited) (continued):

The following financial data present the impact of the restatements on Unity’s previously issued  consolidated statements of operations and cash flows for each of the quarters ended March 31, 2006; June 30, 2006; September 30, 2006; and consolidated balance sheets as at March 31, 2006; June 30, 2006; and September 30, 2006.

Unity believes all adjustments necessary for a fair presentation of the results for these interim periods presented have been made.

Their were no changes to total operating, investing, or financing cash flows as a result of these restatements in any of the quarters presented.

a)   Restatement of Quarter 1, 2006 10QSB (unaudited):

	As previously reported	Adjustments	As restated

As at March 31, 2006:
Liabilities:
Convertible debenture – current	$ 94,243	$ 1,345,509	$ 1,439,752
Convertible debenture – long term	2,300,004	(639,919)	1,660,085
Warrants and conversion feature liability	1,142,676	(1,142,676)	-
Equity:
Additional paid-in capital	27,680,605	686,881	28,367,486
Accumulated deficit	(29,597,496)	(249,795)	(29,847,291)
Shareholders’ deficiency	(1,893,258)	437,086	(1,456,172)

Three months ended March 31, 2006:
Fair value adjustment on warrants and conversion feature liability	225,446	(225,446)	-
Accretion of interest and loss on debt settlement	(1,591,616)	(24,349)	(1,615,965)
Loss for the period	(2,325,010)	(249,795)	(2,574,805)
Basic and diluted loss per common share	$ (0.03)	-	$ (0.03)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatement (unaudited) (continued):

b)  Restatement of Quarter 2, 2006 10QSB (unaudited):

	As previously reported	Adjustments	As restated

As at June 30, 2006:
Liabilities:
Convertible debenture – current	$ 1,805,051	$ 1,418,711	$ 3,223,762
Convertible debenture – long term	2,300,012	(639,919)	1,660,093
Warrants and conversion feature liability	722,408	(722,408)	-
Equity:
Additional paid-in capital	27,933,256	686,881	28,620,137
Accumulated deficit	(30,271,430)	(743,265)	(31,014,695)
Shareholders’ deficiency	(2,313,782)	(56,384)	(2,370,166)

Three months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	420,268	(420,268)	-
Accretion of interest and loss on debt settlement	(26,733)	(73,202)	(99,935)
Loss for the period	(673,934)	(493,470)	(1,167,404)
Basic and diluted loss per common share	$ (0.01)	-	$ (0.01)

Six months ended June 30, 2006:
Fair value adjustment on warrants and conversion feature liability	645,714	(645,714)	-
Accretion of interest and loss on debt settlement	(1,618,349)	(97,551)	(1,715,900)
Loss for the period	(2,998,944)	(743,265)	(3,742,209)
Basic and diluted loss per common share	$ (0.03)	$ (0.01)	$ (0.04)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatement (unaudited) (continued):

c)   Restatement of Quarter 3, 2006 10QSB (unaudited):

	As previously reported	Adjustments	As restated

As at September 30, 2006:
Liabilities:
Convertible debenture – current	$ 1,867,855	$1,460,754	$ 3,328,609
Convertible debenture – long term	2,300,038	(639,919)	1,660,119
Warrants and conversion feature liability	2,803,231	(722,408)	2,080,823
Series A convertible non-redeemable preferred Shares – long term	1,999,999	(1,999,999)	-
Series B convertible non-redeemable preferred Shares – long term	8,999,999	(8,999,999)	-
Mezzanine Equity:
Series A convertible non-redeemable preferred shares - mezzanine equity	-	2,000,000	2,000,000
Series B convertible non-redeemable preferred shares - mezzanine equity	-	9,000,000	9,000,000
Equity:
Additional paid-in capital	28,149,433	743,131	28,892,564
Series A convertible non-redeemable preferred Shares – equity	1	(1)	-
Series B convertible non-redeemable preferred Shares – equity	1	(1)	-
Accumulated deficit	(32,620,525)	(841,558)	(33,462,083)
Shareholders’ deficiency	(4,445,348)	(98,429)	(4,543,777)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2006 and 2005

23.

Restatement (continued):

c)   Restatement of Quarter 3, 2006 10QSB (unaudited) (continued):

	As previously reported	Adjustments	As restated

Three months ended September 30, 2006:
Fair value adjustment on warrants and conversion feature liability	(54,290)	-	(54,290)
Accretion of interest and loss on debt settlement	(62,829)	(42,043)	(104,872)
Share compensation expenses	-	(56,250)	(56,250)
Loss for the period	(2,349,095)	(98,293)	(2,447,388)

Basic and diluted loss per common share	$ (0.03)		$ (0.03)

Nine months ended September 30, 2006:
Fair value adjustment on warrants and conversion feature liability	591,424	(645,714)	(54,290)
Accretion of interest and loss on debt settlement	(1,681,178)	(139,594)	(1,820,772)
Share compensation expenses	-	(56,250)	(56,250)
Loss for the period	(5,348,039)	(841,558)	(6,189,597)

Basic and diluted loss per common share	$ (0.06)	$(0.01)	$ (0.07)

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A:  Controls and Procedures:

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have identified conditions as of December 31, 2006 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.   As a remedy to these to these deficiencies the Chief Executive Officer and Chief Financial Officer perform frequent reviews of financial information to ensure that transactions are properly recorded.  In addition, the Corporation has recently added additional accounting staff to ensure that segregation of duties can be properly administered.  There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ilan Kenig	President, Chief Executive Officer and Director	45	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Andrew James Chamberlain	Corporate Secretary, Director	44	October 28, 2002
Dallas Pretty	Chief Financial Officer	37	April 1, 2004
Ken Maddison	Director	65	October 29, 1998
Victor Halpert	Director	46	October, 12, 2004
Doron Nevo	Director	50	July 11, 2002
David Goldschmidt	Director	40	August 17, 2006
Amir Gal-Or	Director	44	August 17, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employees during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

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

Ken Maddison - Director

Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of British Columbia in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG between 1977 and 1997.  In public practice for over 30 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the private and public sectors.  Since September 1997, Mr. Maddison has been self-employed as a consultant providing various financial advisory services. He is also a director and audit committee chairman for Northern Continental Resources Inc, Northern Hemisphere Development Inc, and Datec Group Ltd. (formerly Brocker Technology Group Ltd)..

Andrew James Chamberlain – Director, Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison since 1997.  Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school.  Mr. Chamberlain is a director of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

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

David Goldschmidt - Director

Mr. Goldschmidt is General Partner for Valley Venture Capital, LP. Valley was created in 2006 by the Spin Off of the venture capital portfolio of Mofet Israel Technology Fund. Mr. Goldschmidt served as Managing Partner for Mofet since 2001, and was promoted to Chief Executive Officer of the firm in 2003. Prior to joining Mofet, Mr. Goldschmidt served as Vice President for ADC Telecommunications (Israel), a global supplier of broadband equipment and solutions for communications providers.  In his previous position, Mr. Goldschmidt managed the Business Development group for Teledata Communications Ltd. (which was acquired by ADC).  Mr. Goldschmidt holds a B.Sc. in Physics & Mathematics, and a M.Sc in Solid State Physics from the Tel Aviv University, Israel.

Amir Gal-Or - Director

Mr. Gal-Or is a Managing Partner of Infinity Venture Capital, an Israel based venture capital firm.  Prior to joining Infinity Venture Capital, Mr. Gal-Or was CEO of MATI High Tech Group/MATI Raanana, and was the Chairman of the Board for the nationwide Israeli Business Development Center (BDC) network. Prior to MATI, Amir Gal-Or founded and sold two high-tech startup companies. Amir serves as a director or observer of the boards of Shellcase, Proneuron, Celletra Ltd. and Beepcard.  Mr. Gal-Or holds an MBA from Tel Aviv University and a BA in Economics and Business Administration, and graduated a Harvard University program in venture capital and private equity investments

Family Relationships

There are no family relationships among our directors or officers.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Ken Maddison and Victor Halpert, and there is one vacancy.  The Board of Directors had determined that Mr. Maddison serves on the audit committee as a financial expert. Mr. Maddison and Victor Halpert are independent directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2006 to the Company's Chief Executive Officer and Chief Financial Officer

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Ilan Kenig Chief Executive Officer	2006 2005 2004	151,666(2) 140,000 84,530	Nil Nil Nil	Nil Nil Nil	109,427 220,569 143,792	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	261,093 260,569 228,322
Dallas Pretty Chief Financial Officer	2006 2005 2004	147,000(3) 86,500 56,304	Nil Nil Nil	Nil Nil Nil	66,048 86,026 149,553	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	213,048 172,526 205,857

(1)  Represents the dollar amount recognized for financial statement purposes in accordance with FAS 123R as described in the notes to the audited financial statements included in this prospectus.

(2)  $31,250 of the salary was paid with 208,333 common shares

(3)  $37,500 of the salary was paid with 250,000 common shares

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2006.  We have never issued stock appreciation rights.  We grant options that generally vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant.  The term of each option granted is generally five years from the date of grant.  Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

Name	Number of Securities Underlying Unexercised Options
	Exercisable	Unexercisable	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer	75,000 500,000 800.000 83,333 629,167 6,250	16,667 620,833 18,750	0.30 0.14 0.15 0.70 0.27 0.15	23/08/2007 27/09/2007 15/09/2008 22/03/2009 18/03/2010 26/01/2011
Dallas Pretty Chief Financial Officer	416,667 12,500 112,500	83,333 12,500 337,500	0.35 0.27 0.15	19/03/2009 18/03/2010 29/03/2011

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment agreements between us or any of our subsidiaries and any of our Named Executive Officers.

Our company has no plans or arrangements in respect of remuneration received or that may be received by any Named Executive Officers of our company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control per Named Executive Officer.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, for each of our directors who are not named executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2006.

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Ken Maddison	2006	21,000	Nil	Nil	27,815	Nil	Nil	Nil	48,815
Doron Nevo	2006	10,500	Nil	Nil	12,696	Nil	Nil	Nil	23,196
Victor Halpert	2006	11,000	Nil	Nil	9,083	Nil	Nil	Nil	20,083
Andrew Chamberlain	2006	40,000(2)	Nil	Nil	12,696	Nil	Nil	Nil	52,696
Amir Gal-Or	2006	3,000	Nil	Nil	Nil	Nil	Nil	Nil	3,000
Ran Shahor	2006	3,000	Nil	Nil	Nil	Nil	Nil	Nil	3,000
David Goldschmidt	2006	3,000	Nil	Nil	Nil	Nil	Nil	Nil	3,000

(1)  Represents the dollar amount recognized in accordance with FAS 123R.

(2)  This amount represents legal services provided by Andrew Chamberlain to the Company through Chamberlain Hutchinson Law Office.  Mr. Chamberlain does not receive the per meeting fee identified below.

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

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted under the plan.

As of December 31, 2006, this maximum number was 21,431,804.  All outstanding options will be subject to the provisions of the new plan.

Where options issued after January 18, 2001 have an exercise price in a currency that is not either the (a) functional currency of our company or (b) the currency in which the employee is paid, the options are to be accounted for as variable plan options and compensation expense will be recorded equal to changes in the market value of the underlying shares at each reporting period.

Stock options become exercisable at dates determined by our board of directors at the time of granting the option and generally have initial terms of five years.

The fair value of each option granted in the years ended December 31, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% (2005 - 154%) based on weekly stock price; risk-free interest rate of 3.25% (2005 - 3.25%) and expected lives between one to five years.  The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 was $0.12 and $0.21 respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of our shares of Common Stock by each shareholder known to us to be the beneficial owner of 5% of our shares of Common Stock, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ilan Kenig 177 Telegraph Rd #248 Bellingham, WA 98226	3,059,556(2)	2.22
Dallas Pretty 462 W21st Vancouver, BC V5Y 2E6	916,667 (3)	Nil*
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	360,952 (4)	Nil*
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	572,619 (5)	Nil*
Victor Halpert 79 Madison Avenue, 6TH Floor New York, NY 10016	159,643 (6)	Nil*
Andrew Chamberlain 9222 - 183B Street Edmonton, AB T5J 3Z7	232,638 (7)	Nil*
William Weidman 136 Shorewood Drive Great Neck, NY 11021	22,631,836 (8)	14.38%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Amir Gal-Or 3 Azrieli Center Triangle Tower 42nd floor Tel Aviv 67023 Israel	Nil	Nil*
David Goldschmidt (13) 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	Nil	Nil*
IDB Infinity Venture Capital Group 3 Azrieli Center Triangle Tower 42nd floor Tel Aviv 67023 Israel	30,910,314 (10)	18.66%
Gemini Venture Capital Group 9 Hamenofim Street Herzliya Pituach 46725 Israel	13,909,655 (11)	9.36%
SVM Star Venture Capital Group 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	63,310,601 (12)	31.97%
Valley Venture Capital L.P 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	24,306,242 (13)	15.28%
Directors and Executive Officers as a Group	5,302,075 (9)	3.79%

Nil* - less than 1%

(1)

Based on 134,741,098 shares of common stock issued and outstanding as of March 30, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Includes options to acquire an aggregate of 2,308,334 shares of common stock exercisable within sixty days.

(3)

Includes options to acquire an aggregate of 666,667 shares of common stock exercisable within sixty days.

(4)

Includes options to acquire an aggregate of 213,333 shares of common stock exercisable within sixty days.

(5)

Includes options to acquire an aggregate of 292,500 shares of common stock exercisable within sixty days.

(6)

Includes options to acquire an aggregate of 99,167 shares of common stock exercisable within sixty days.

(7)

Includes options to acquire an aggregate of 200,000 shares of common stock exercisable within sixty days.

(8)

Includes warrants to acquire an aggregate of 2,210,300 shares of common stock exercisable within sixty days and 1,562,500 shares of common stock underlying a secured convertible note.

(9)

Includes options to acquire an aggregate of 3,780,001 shares of common stock exercisable within sixty days

(10)

Includes 1,309,156 shares of common stock underlying convertible notes, warrants to acquire 9,753,307 shares of common stock exercisable within sixty days and 19,847,851 Series B preferred shares convertible to common shares.  The natural persons who share voting control and investment power on behalf of the general partner, Infinity Venture Capital Group are  Nochi Dankner, Shelley Bergman, Ruth Manor, and Avraham Livnat.

(11)

Includes 582,156 shares of common stock underlying convertible notes, warrants to acquire 4,209,978 shares of common stock exercisable within sixty days and 9,117,521 Series B preferred shares convertible to common shares.  The natural persons who share voting control and investment power on behalf of the general partner, Gemini Venture Capital Group, are Yossi Sela, Ed Mlavsky and David Cohen.

(12)

Includes 2,530,111 shares of common stock underlying convertible notes, warrants to acquire 18,296,846 shares of common stock exercisable within sixty days and 38,321,531 Series B preferred shares convertible to common shares.  The natural person who has voting control and investment power on behalf of the general partner of SVM Star Venture Capital Management is Barel Meir.

 (13)

Includes 1,041,422 shares of common stock underlying convertible notes, warrants to acquire 7,531,206 shares of common stock exercisable within sixty days and 15,733,614 Series B preferred shares convertible to common shares.  David Goldschmidt, a director of the Company, is the General Partner of Valley Venture Capital L.P. and in this capacity exercises voting rights on behalf of the fund.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

None

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

4.31*

Form of Security Convertible Note issued February 28, 2006 (18)

4.32*

Form of Warrant issued February 28, 2006 (18)

4.33*

Form of Loan and Security Agreement dated October 31, 2006 (19)

4.34*

Form of Promissory Note issued October 31, 2006 (19)

4.35*

Form of Consent, Waiver and Amendment Agreement dated November 27, 2006 (19)

4.36*

Form of Additional Issuance Agreement dated December 13, 2006 (19)

4.37*

Form of Security Convertible Note issued December 13, 2006 (19)

4.38*

Form of Warrant issued October 31, 2006 and December 13, 2006 (19)

4.39*

Form of Intercreditor Agreement Regarding Loan and Security Agreement and Additional Issuance Agreement dated December 13, 2006 (19)

4.40*

Form of Subscription Agreement dated December 21, 2006 (20)

4.41*

Form of Warrant issued December 21, 2006 (20)

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

10.19*

Form of Registered Rights Agreement dated February 28, 2006 (18)

10.20*

Form of Agreement with Cambria Capital dated January 13, 2006 (18)

10.21*

Form of Agreement with Oceana Partners LLC dated December 1, 2006 (19)

10.22*

Form of Subsidiary Guarantee Regarding Additional Issuance Agreement dated December 13, 2006 (19)

10.23*

 Form of Letter Provided to Investors dated December 13, 2006 (19)

10.24*

Form of Subsidiary Guarantee Regarding Loan and Security Agreement dated October 31, 2006 (19)

14* Code of Ethics.(12)

21.1

Subsidiaries of our company:

Unity Wireless Systems Corporation (British Columbia); 321373 B.C. Ltd. (British Columbia); Unity Wireless Microwave Systems Ltd.(Israel); Celletra Ltd.(Israel); Celerica Inc.(Israel); Celletra Inc.(State of Delaware, US); Celerica Ltd.(State of Delaware, US)

23.1**

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

(19)

Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on December 20, 2006.

(20)

Incorporated by reference to the company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The audit fees for 2006 and 2005 were Cdn $235,336 and Cdn $90,469, respectively.  All services provided by independent accountants were approved by the audit committee

 Tax Fees.

Tax fees consisted of consulting and preparation of tax returns. The fees were Cdn $12,135 and Cdn $15,143 in 2006 and 2005, respectively.

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
(Principal Executive Officer and Principle Financial Officer)

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ilan Kenig

Ilan Kenig, President, Chief Executive Officer and Director
(Principal Executive Officer)
April 17, 2007

/s/ Ken Maddison

Ken Maddison, Director
April 17, 2007

/s/ Doron Nevo

Doron Nevo, Director
April 17, 2007

/s/ Victor Halpert

Victor Halpert, Director
April 17, 2007

/s/ Andrew Chamberlain

Andrew Chamberlain, Corporate Secretary and Director
April 17, 2007

/s/ Amir Gal-Or

Amir Gal-Or, Director
April 17, 2007

/s/ David Goldschmidt

David Goldschmidt, Director
April 17, 2007

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors

Unity Wireless Corporation

We consent to the incorporation by reference in the registration statements (No. 333-123623) on Form S-8 of Unity Wireless Corporation of our report dated April 10, 2007, with respect to the consolidated balance sheets of Unity Wireless Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 2006, which report appears in the December 31, 2006, annual report on Form 10-KSB of Unity Wireless Corporation.

Our report dated April 10, 2007 contains an explanatory paragraph that states that the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

April 17, 2007

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

Date: April 17, 2007

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

Principle Executive Officer and Principle Accounting Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Unity Wireless Corporation (the “Company”) on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer

Principle Executive Officer and Principle Accounting Officer
April 17, 2007