Form 10QSB
period 2007-03-31
UNITY WIRELESS CORP
filed 2007-05-15
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

 162,295,612 common shares outstanding as of May 14, 2007

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 1,072,419	$ 1,217,792
Restricted cash	568,000	497,000
Accounts receivable (less allowance for doubtful accounts of $139,160 (2006 - $139,160)	3,280,278	3,824,447
Inventory (note 4)	1,422,865	1,657,138
Prepaid expenses and deposits	197,229	150,673
	6,540,791	7,347,050
Long-term deposits	27,000	104,000
Amounts funded for employees' right upon retirement (note 10)	479,000	676,000
Equipment, net	1,122,805	1,314,291
Goodwill (note 3(d))	7,608,243	7,608,243
Intangibles, net (note 3(d))	6,972,486	7,711,396
	$ 22,750,325	$ 24,760,980
Liabilities and Stockholders' Equity
Current liabilities:
Bank Loan (note 5)	$ 1,622,000	$ 1,458,000
Accounts payable and accrued liabilities (note 6)	8,608,495	9,601,918
Obligations under capital leases (note 7)	150,634	215,710
Loans payable (note 8)	600,000	1,500,000
Convertible debentures (note 9)	2,050,400	1,947,552
Product warranty (note 14 (c))	236,305	314,904
	13,267,834	15,038,084
Obligations under capital lease (note 7)	5,898	39,921
Convertible debentures (note 9)	5,259,353	5,248,108
Employees' rights upon retirement (note 10)	486,000	672,000
	19,019,085	20,998,113
Stockholders' equity:
Common stock, $0.001 par value 400,000,000 authorized, 134,941,100 (2006 – 107,159,019) issued and outstanding	134,940	107,159
Series A convertible non-redeemable preferred shares, $0.001 par value	20	20
Series B convertible non-redeemable preferred shares, $0.001 par value	90	90
Additional paid-in capital	48,327,708	45,831,809
Accumulated deficit	(44,662,694)	(42,107,387)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	3,731,240	3,762,867
	$ 22,750,325	$ 24,760,980

Future operations (note 1)

Commitments (note13)

Contingent liabilities (note 14)

Subsequent events (note 9, 17)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

	2007	2006

Sales	$ 2,171,795	$ 1,141,630
Cost of goods sold (includes stock-based compensation expense of $1,317 in 2007 and $6,549 in 2006 and excludes depreciation and amortization shown separately below)	1,532,239	881,296
	639,556	260,334
Expenses:
Research and development (includes stock-based compensation expense of $11,309 in 2007 and $41,001 in 2006)	743,725	395,884
Royalty payments for government grant (note 14 (b))	66,632	17,124
Sales and marketing (includes stock-based compensation expense of $7,878 in 2007 and $10,202 in 2006)	519,756	158,298
Depreciation and amortization	868,686	63,615
Exchange loss	3,715	15,474
Interest expense, excluding accretion of interest and loss on debt settlement	236,898	85,260
General and administrative (includes stock-based compensation expense of $27,214 in 2007 and $102,578 in 2006)	532,792	483,519
Share compensation expenses (note 3 (c))	112,500	-
	3,084,704	1,219,174

Operating loss for the period	(2,445,148)	(958,840)

Gain on disposal	3,934	-
Accretion of interest and loss on debt settlement (note 9)	(114,093)	(1,615,965)

Loss for the period	(2,555,307)	(2,574,805)

Deficit, beginning of period	(42,107,387)	(27,272,486)

Deficit, end of period	$ (44,662,694)	$ (29,847,291)

Basic and diluted loss per common share (note 11(b))	$ (0.02)	$ (0.03)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

	2007	2006

Operations:
Loss for the period	$ (2,555,307)	$ (2,574,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	114,093	1,615,965
Change in employees’ liability upon retirement	11,000	-
Gain on disposal	(3,934)
Depreciation and amortization	868,686	63,615
Stock-based compensation	160,218	160,330
Changes in non-cash working capital relating to operations:
Accounts receivables	593,897	(481,504)
Inventory	241,018	41,495
Prepaid expenses and deposits	(44,110)	(21,350)
Accounts payable and accrued liabilities	(941,496)	(50,522)
	(1,555,935)	(1,246,776)
Investments:
Change in deposit	77,000	-
Restricted cash	(71,000)	-
Disposition of equipment	28,000	-
Acquisition of equipment	(4,000)	-
	30,000	-
Financing:
Bank loan	164,000	-
Short term loan	(900,000)	-
Capital lease obligation	(99,099)	(83,512)
Convertible debentures (note 9)	-	2,200,000
Cash proceeds on issuance of common shares	2,355,560	106,222
Share issue costs	(141,334)	(218,861)
	1,379,127	2,003,849

Effect of foreign exchange rate changes on cash and cash equivalents	1,435	3,700
Increase (decrease) in cash and cash equivalents	(145,373)	760,773

Cash and cash equivalents, beginning of period	1,217,792	157,046

Cash and cash equivalents, end of period	$ 1,072,419	$ 917,819

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2006.  Except as indicated in note 2(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by long-term debt and equity transactions.  At March 31, 2007, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2006.

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

(c)

Recent accounting pronouncement:

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company evaluated all the tax positions in accordance with FIN 48 and determined that there is no impact to our financial statements.  The Corporation’s policy is to recognize interest and penalties expense as a component of interest expense in the statement of operations. As of the date of adoption of FIN 48, the Corporation did not have any penalties or tax-related interest, and there was no tax-related interest or penalties recognized during the three months ended March 31, 2007.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

(c)

Recent accounting pronouncement (continued):

As a result of the implementation of FIN 48, the Corporation performed a review of its uncertain tax positions in accordance with recognition standards established by FIN 48. Based on its review, the Corporation concluded that there are no significant unrecognized tax positions requiring recognition in the Corporation’s financial statements. The Corporation does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Israel and the United States. The open tax years for these jurisdictions include 2003 to 2006. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Corporation does not believe that the resolution of any such issue would have a material effect on the Corporation’s financial position.  The resolution of any matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

3.   Business combination:

a)  On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”). Avantry specializes in offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic.

Under the terms of the Merger Agreement, the Corporation acquired the net assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147 (See note 9(e)).

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

Cash	$ 496,896
Working capital (other than cash)	(2,519,099)
Fixed assets	508,000
Goodwill	1,557,090
Intangibles	1,791,297
Other assets	514,744
Other liabilities	(500,000)

Total net assets acquired	$ 1,848,928

Consideration:
Convertible promissory notes and warrants (note 9(e))	$ 1,755,147
Acquisition costs	93,781
$ 1,848,928

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 3(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

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

Cash	$ 222,000
Working capital(other than cash)	(665,000)
Fixed assets	327,000
Goodwill	1,209,272
Intangibles	887,211
Other assets	110,000
Other liabilities	(72,000)

Total net assets acquired	$ 2,018,483

Consideration:
Fair value of preferred shares issued (note 11(a))	$ 2,000,000
Acquisition costs	18,483
$ 2,018,483

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 3(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

3.   Business combination (continued):

c) On August 17, 2006, the Corporation acquired Celletra Ltd. (“Celletra”). Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells

Under the terms of the purchase agreement, the Corporation acquired the net assets of Celletra in exchange for 70,000 shares of Series B convertible non-redeemable preferred shares and contingent consideration of 20,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock at a prices between $0.20 and $0.30 expiring August 17, 2009 (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock).  The contingency was met in 2006 and the contingent consideration was issued in 2006.

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

Three months ended March 31, 2007 and 2006 (unaudited)

3.   Business combination (continued):

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 489,000
Working capital (other than cash)	(114,000)
Fixed assets	305,000
Goodwill	4,100,285
Intangibles	6,277,978
Other assets	762,000
Other liabilities	(765,001)

Total net assets acquired	$ 11,055,262

Consideration:
Fair value of preferred shares issued (note 11(b))	$ 9,000,000
Fair value of warrants issued (note 12(d))	2,026,533
Acquisition costs	28,729
$ 11,055,262

Any goodwill allocated on the acquisition will not be deductible for tax purposes. See note 3(d) for a discussion of the allocation of the purchase price to goodwill and intangibles.

At the request of the Celletra shareholders 5% of the total preferred share consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of Unity common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If the target share price is met, the shares would be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of Unity.  In accordance with FAS 123(R), the Corporation has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.  The amortization for the three months ended March 31, 2007 was $112,500.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

3.   Business combination (continued):

 (d)  For all of the acquisitions described in note 3(a) to note 3(c), the Corporation is still in the process of determining the fair value of the acquired intangible assets in order to complete the allocation of the purchase price between goodwill and acquired intangible assets.  The allocation process is expected to be completed by June 30, 2007.

The Corporation has initially allocated $6,866,647 and $8,956,486 as intangible assets.  Intangibles amortization for the period ended March 31, 2007, has been recognized at a preliminary rate of 33.3% per annum.

Intangible assets acquired	$ 8,956,486

Amortization to December 31, 2006	1,245,090

Balance, December 31, 2006	$ 7,711,396

Amortization to March 31, 2007	738,910

Balance, March 31, 2007	$ 6,972,486

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

4.   Inventory:

	March 31, 2007	December 31, 2006

Raw materials	$ 1,309,407	$ 1,560,681
Finished goods	113,458	96,457

	$ 1,422,865	$ 1,657,138

5.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2% (March 31, 2007 – 2%).  The balance of $771,000 as at March 31, 2007 is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a maximum of $2,250,000, which bears interest at LIBOR + 2.5% and is secured by a general floating lien on all of Celletra’s assets. As at March 31, 2007, the outstanding balance of the line of credit was $851,000.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

6.    Accounts payable and accrued liabilities:

	March 31, 2007	December 31, 2006

Trade accounts payable	$ 4,517,459	$ 5,302,979
Accrued liabilities	4,091,036	4,298,939

	$ 8,608,495	$ 9,601,918

Included in trade accounts payable is a loan of $264,000, bearing interest at 8% and due July 3, 2007, payable to former shareholders of Celerica Ltd.

7.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at March 31, 2007, future minimum lease payments under capital leases are as follows:

2007	$ 136,226
2008	26,187
$ 162,413

Amount representing interest	(5,881)
$ 156,532

Current portion	150,634

$ 5,898

Interest rates on the capital leases average approximately 7.18%.  Interest expense for the three-month period ended March 31, 2007 was $5,517, and $18,848 for the three-month period ended March 31, 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

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

During the three-month period ended March 31, 2007, the Corporation repaid $900,000 of the promissory note. As at March 31, 2007, the outstanding principal of the promissory notes was $600,000.

9.

Convertible debentures:

The following table discloses the terms and principal values of the convertible debentures outstanding:

				As at March 31, 2007	As at December 31, 2006
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 700,000
August 2004(a)	8%	$ 0.09	December 13, 2009	250,000	250,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	950,000	950,000
March 2005(c)	8%	$ 0.20	March 24, 2007	266,964	266,964
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	2,200,000
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	1,750,000
December 2006(f)	8%	$ 0.09	December 13, 2009	1,350,000	1,350,000
September 2004	8%	$ 0.18	September 28, 2006	44,600	44,600
			Total	$ 7,911,564	$ 7,911,564
			Less: debt discounts	(601,811)	(715,904)
				7,309,753	7,195,660
			Current portion	(2,050,400)	(1,947,552)
			Long-term	$ 5,259,353	$ 5,248,108

The debentures are secured by all the assets of the Corporation.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

(a) Issue date: August 31 2004

During the three-month period ended March 31, 2007, $2,403 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $24,539 will be amortized over the term to maturity of the convertible note.  During the three-month period ended March 31, 2007, no debentures were converted.

Subsequent to March 31, 2007, $250,000 was converted to common shares.

(b) Issue date: February 11, 2005

During the three-month period ended March 31, 2007, $9,131 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $93,247 will be amortized over the term to maturity of the convertible note.  During the three-month period ended March 31, 2007, no debentures were converted.

Subsequent to March 31, 2007, $250,000 was converted to common shares.

(c) Issue date: March 24, 2005

During the three-month period ended March 31, 2007, accretion of $86,237 (2005 - $17,373) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.   During the three-month period ended of March 31, 2007 no debentures were converted.

The notes came due on March 24, 2007.  As per the terms of the agreement, the interest rate will increase to 20% per annum, unless waived by the holders. The Company is currently negotiating new terms with the note holders.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

 (d)

Issue date: February 28, 2006

During the three-month period ended March 31, 2007, $21,145 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $215,939 will be amortized over the term to maturity of the convertible note.  During the three-month period ended March 31, 2007, no debentures were converted.

The Corporation is required to register the securities issuable related to the debentures.  If a registration is not declared effective by the Securities and Exchange Commission on or prior to the May 27, 2007, this may constitute an event of default and immediate repayment may be required. On May 10, 2007, the registration statement was declared effective.

(e)

Issued date: June 12, 2006

During the three-month period ended March 31, 2007, accretion of $16,611 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability. There were no promissory notes converted during the three-month period ended March 31, 2007.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

(f)

Issue date: December 13, 2006

During the three-month period ended March 31, 2007, accretion of $43,924 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.  During the three-month period ended March 31, 2007, no debentures were converted.

The Corporation is required to register the securities issuable related to the debentures.  If a registration is not declared effective by the Securities and Exchange Commission on or prior to the May 27, 2007, this may constitute an event of default and immediate repayment may be required. On May 10, 2007, the registration statement was declared effective.

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

Severance expense for the three-month period ended March 31, 2007 was $11,000.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock:

(a)

Issued and outstanding

During the three-month period ended March 31, 2007, the Corporation issued 1,609,191 common shares in settlement of $149,235 of accounts payable

During the three-month period ended March 31, 2007, the Corporation completed the sale of 26,172,890 units at a price of $0.09 per unit, for gross proceeds of $2,355,560. Each unit consists of one share of common stock and one and a half common stock share purchase warrants, each whole warrants being exercisable for a period of 5 years from closing to acquire an additional share of common stock at an exercise price $0.10 per share.  The Corporation is required to register the securities issuable related to the shares and warrants.  If an initial registration statement is not effective by June 30, 2007, the Corporation may be subject to a penalty of the aggregate purchase price paid by such subscriber pursuant to this Subscription Agreement for any Shares then held by such subscriber, which could amount to $23,556 per month until such time of effectiveness.  As at March 31, 2007, the registration statement is not effective.

In connection with the equity financing, the Corporation also issued, as investment banking fees, warrants to purchase 1,413,330 shares of common stock at an exercise price of $0.10 per share, valued at $125,877, and paid cash fees of $141,333.  In accordance with terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon exercise of warrants.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock (continued):

 (b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2007	2006
	(unaudited)	(unaudited)

Loss for the period	$ (2,555,307)	$ (2,574,805)

Weighted average number of
common shares outstanding	120,229,958	91,672,247

Basic and diluted loss per common share	$ (0.02)	$ (0.03)

For the three-month period ended March 31, 2007 and 2006, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

 (c)

Stock option plan:

The fair value of stock options are determined using the Black-Scholes option-pricing model. The Corporation has recorded $160,218 and $160,330 of stock-based compensation expense during the three-month period ended March 31, 2007 and 2006, respectively.

The Corporation grants options to employees and non-employees.  There were no options granted to employees during the three-month period ended March 31, 2007. The fair value of employee and non-employee grants in the three-month period ended March 31, 2006 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% based on daily stock price; risk-free interest rate of 3.25% and expected lives between 1 to 5 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2006	14,632,637	6,799,167	$ 0.24

Options granted	-	-	-
Options expired	260,834	(260,834)	0.18
Options exercised	-	-	-
Increase in reserved for issuance	5,556,416	-

Balance, March 31, 2007	20,449,887	6,538,333	$ 0.24

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at March 31, 2007, the intrinsic value of exercisable options was nil.  The aggregate intrinsic value of stock options exercised during the three-month period ended March 31, 2007 was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock (continued):

 (c)

Stock option plan (continued):

The weighted-average grant-date fair value of stock options granted during the three-month period ended March 31, 2007 was nil (March 31, 2006 - $0.13).

As of March 31, 2007, total unrecognized compensation cost related to unvested stock options was $97,061 and is expected to be recognized over a weighted-average period of 1.52 years.

The following table summarizes information about stock options under the plan outstanding at March 31, 2007:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at March 31, 2007	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at March 31, 2007	Weighted average exercise price

$0.11 - 0.20	3,348,333	2.98	$ 0.15	2,315,625	$ 0.15
$0.23 - 0.29	1,940,000	2.89	$ 0.27	1,322,500	$ 0.27
$0.30 - 0.35	850,000	1.74	$ 0.34	797,917	$ 0.34
$0.70	400,000	2.25	$ 0.70	366,667	$ 0.70

	6,538,333	2.75	$ 0.24	4,802,709	$ 0.26

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock (continued):

(d)

Warrants:

The following transferable share purchase warrants were outstanding as at March 31, 2007.

Expiry date	Exercise price per share	Number of shares
May 01, 2007	$ 0.32	120,000
September 30, 2007	$ 0.50	525,700
September 30, 2007	$ 0.25	1,553,433
October 01, 2007	$ 0.20	100,000
January 30, 2008	$ 0.25	100,000
January 30, 2008	$ 0.35	100,000
February 13, 2008	$ 0.20	555,555
March 31, 2008	$ 0.50	2,059,492
October 01, 2008	$ 0.25	150,000
June 08, 2009	$ 0.40	600,000
August 17, 2009	$ 0.20	648,386
August 17, 2009	$ 0.22	648,386
August 17, 2009	$ 0.27	648,387
August 17, 2009	$ 0.30	648,387
August 31, 2009	$ 0.10	500,000
August 31, 2009	$ 0.16	1,250,000
October 13, 2009	$ 0.20	150,000
February 11, 2010	$ 0.10	2,500,000
February 11, 2010	$ 0.16	2,000,000
March 24, 2010	$ 0.20	625,000
July 01, 2010	$ 0.40	75,000
July 01, 2010	$ 0.50	75,000
February 28, 2011	$ 0.10	6,875,000
February 28, 2011	$ 0.16	1,375,000
October 31, 2011	$ 0.10	1,500,000
October 31, 2011	$ 0.15	1,500,000
December 13, 2011	$ 0.10	46,087,030
December 21, 2011	$ 0.10	17,007,598
January 05, 2012	$ 0.10	9,496,667
February 28, 2012	$ 0.10	19,089,336
March 05, 2012	$ 0.10	12,086,669

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

11.

Common stock (continued):

On February 19, 2007, certain holders of a warrant with an expiry date of December 13, 2011 and an exercise price of $0.10 agreed to set aside their right to exercise 27,961,185 warrants until the earlier of June 30, 2007 or until such time that the Corporation has obtained approval from its stockholders to increase the authorized share capital to at least 500,000,000.

In considering the accounting for these warrants, the Corporation determined that the warrants should continue to be classified as equity under EITF 00-19.  As the warrants will either be exercised into common shares under the warrant agreement (if the Corporation obtains an increase in the number of authorized shares to at least 500,000,000) or they will ultimately expire unexercised.  There is no remedy available to the holder of a warrant, if they are not able to exercise the warrants under the agreement because the warrant holders agreed to waive their rights to exercise such warrants during the waiver period.  As the warrants can only be exercised into common shares of the Company and there are no other settlement provisions, the Company concluded that the warrants should be treated as equity.  If the Corporation is unable to obtain approval from its stockholders to increase the number of authorized shares to at least 500,000,000, the warrant holders are entitled rights to cashless exercise their warrants subsequent to June 30, 2007 as long as sufficient authorized share capital is available.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

12.  Segmented information:

(a)

Segment information:

During the three-month period ended March 31, 2007 and 2006, the Corporation was operating only in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information:

For the three-month ended March 31, 2007, ten percent and ninety percent of our assets and principal business operations are located in British Columbia, Canada and Israel, respectively.  A summary of sales by region of customer location is as follows ($000):

	2007	2006
China	$ -	$ 85
United States	411	802
Israel	-	35
Canada	188	220
Hungary	238
India	563
Turkey	154
Russia	51
Vietnam	415
Cameroon	73
Other	79
Total sales	$ 2,172	$ 1,142

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

12.  Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2007	2006

Customer A	$ 563	$ -
Customer B	415	-
Customer C	238	450
Customer D	385	54

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	2007	2006

Customer A	$ 1,499	$ -
Customer B	343	-

13.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2007	$ 295,865
2008	297,486
2009	194,243

$ 787,594

For the three-month period ended March 31, 2007, rent expenses was $42,200 (2006 - $20,741)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to March 31, 2007.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $368,275 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $534,000 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the three-month period ended March 31, 2007, the Corporation recorded $7,632 (CDN$8,942) as royalties expense and $17,124 (CDN$19,884) in 2006.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of March 31, 2007, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

14.

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $14,344,000 as of March 31, 2007.  For the three-month period ended March 31, 2007, the Corporation recorded  $59,000 (2006 – Nil) as royalty expense in its statement of operations.

Such amount excludes potential increase resulting from the above mentioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

14.

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

The aggregate potential liability in respect of the said grants on March 31, 2007 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2006	$ 314,904
Provision decrease	(60,423)
Expenditures	(18,176)
Balance, March 31, 2007	$ 236,305

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

15.

Supplementary information:

(a)  Cash flow information:

	2007	2006

Cash paid for:
Interest	$ 33,887	$ 18,914
Non-cash financing and investing activities:
Issuance of warrants in settlement of investment banking fees	125,877	211,234
Issuance of common shares in settlement of accounts payable	149,235	124,513

(b)

Allowance for doubtful accounts:

Balance, December 31, 2006	$ 139,160
Provision for doubtful accounts	-

Balance, March 31, 2007	$ 139,160

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2007 and 2006 (unaudited)

16.

Restructuring:

In the fourth quarter of 2006, the Corporation initiated an operational restructuring which resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied.

A summary of the activity affecting the Corporation’s accrued restructuring liability,included in accounts payable and accrued liabilities, for the period ended March 31, 2007 is as follows:

	Workforce reduction	Facilities restructuring	Total
Balance at December 31, 2006	$ 364,000	$ 140,000	$ 504,000

Amount paid	(267,000)	(91,000)	(358,000)

Balance at March 31, 2007	97,000	49,000	146,000

1.

Subsequent Events:

Subsequent to March 31, 2007, 20,000 Series A non-redeemable preferred shares were converted into 20,000,000 common shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2006 contained in the 10-KSB filed on April 17, 2007, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we are unable to continue as a going concern.

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

Results of Operations

Three-month period ended March 31, 2007 and 2006:

Sales and Cost of Goods Sold

Sales for the three-month period ended March 31, 2007 were $2,171,795, an increase of 90.24% or $1,030,165, from $1,141,630 for the three-month period ended March 31, 2006.  In both our historical product lines and new product lines obtained through acquisitions we have seen a greater diversification in our customer base and geographical areas where the company is now selling its expanded product offerings.

Cost of goods sold during the three-month period ended March 31, 2007 was $1,532,239 resulting in a gross margin of $639,556 or 29.45% of sales, compared to $881,296 for the three-month period ended March 31, 2007 resulting in a gross margin of $260,334 or 22.80% of sales.

The increase in gross margin is largely attributed to:

-

Increase in sales, resulting in increased component requirements and the company and its outsourced manufacturer have been able to negotiate better pricing due to the higher purchase volumes;

-

Efficiencies and cost savings have been obtained by centralizing our manufacturing and procurement largely with one outsourced manufacturer;

-

Efficiencies and cost savings have been obtained by centralizing our final testing of products in our China facility where the company has also been able to benefit from lower payroll costs.

Cost of goods sold includes stock-based compensation expense of $1,317 for the three-month period ended March 31, 2007 versus $6,549 for the three-month period ended March 31, 2006.

Operating Expenses

Research and Development

Research and development expenses for the three-month period ended March 31, 2007 were $743,725, an increase of $347,841 or 87.86%, from $395,884 for the three-month period ended March 31, 2006. This increase was primarily the result of supporting additional product opportunities related to the acquired companies.

Research and development expense includes stock-based compensation expense of $11,309 for the three-month period ended March 31, 2007 versus $41,001 for the three-month period ended March 31, 2006.

Sales  and Marketing

With the additional two new major product lines, and entering into new major markets such as India, Russia, and South East Asia, through the 2006 acquisition processes, our sales and marketing expenses for the three-month period ended March 31, 2007 were $519,756, an increase of $361,458, or 228.34%, from $158,298 for the three-month period ended March 31, 2006.   This increase was primarily the result of the additional sales initiatives that include additional sales personnel on staff, increased travel expenses to visit new customers and additional expenses relating to the acquired businesses also caused the increase in sales and marketing expenses.

Sales and marketing expenses include stock-based compensation expense of $7,878 for the three-month period ended March 31, 2007 versus 10,202 for the three-month period ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended March 31, 2007 were $868,686, an increase of $805,071, from $63,615 for the three-month period ended March 31, 2006. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006. During the three-month period ended March 31, 2007, the Corporation recorded $738,910 as the amortization of the intangibles.

Exchange Loss

Exchange loss for the three-month period ended March 31, 2007 was $3,715, a decrease of $11,759, from $15,474 for the three-month period ended March 31, 2006 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense for the three-month period ended March 31, 2007 increased by $151,638 to $236,898 from $85,260 for the three-month period ended March 31, 2006. This increase was primarily the result of the increase in interest expense from the issue of convertible debentures in February of 2006 and December of 2006.

General and Administrative

Even with the 2006 acquisition of three new companies, general and administrative expenses for the three-month period ended March 31, 2007 rose only 10.19% to $532,792, an increase of $49,273, from $483,519 for the three-month period ended March 31, 2006. The increase was primarily the result of the additional expenses relating to the acquired business, and minimized through a restructuring program post acquisition in order to take advantage of synergies in the global organization.

General and administrative expenses include stock-based compensation expense of $27,214 for the three-month period ended March 31, 2007 versus $102,578 for the three-month period ended March 31, 2006.

Share compensation expense

Celletra’s share compensation expenses were $112,500 for the period ended of March 31, 2007.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of the Company’s common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If this target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the three-month period ended March 31, 2007 was $114,093, a decrease of $1,501,872, compared to $1,615,965 for the three-month period ended March 31, 2006. During the three month period ended March 31, 2006, the Corporation entered to an agreement of the modification of the terms of the debentures which were issued in August 2004 and February 2005 which resulted in a total loss on debt settlement of $1,452,722. No modification of debentures or warrants was made for the three-month period ended March 31, 2007.

Loss for the Quarter Ended March 31, 2007

Loss for the three-month period ended March 31, 2007 decreased by 0.76%, or $19,498, to $2,555,307, from $2,574,805 for the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at March 31, 2007 of $44,662,694.  During the three-month period ended March 31, 2007, we incurred a net loss, after stock-based compensation, of $2,555,307.

During the three-month period ended March 31, 2007, our cash position was decreased to $1,072,419. This decrease was primarily due to the repayment made to the trade payables and the short-term loan.

During the three-month period ended March 31, 2007, the Corporation issued 1,609,191 common shares in settlement of  $149,235 of accounts payable, and 26,172,890 shares for cash proceeds of $2,355,560.

During the three-month period ended March 31, 2007, we purchased $4,000 in equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $950,007 through 2009, we have no material commitments outstanding at March 31, 2007.

Our capital requirements may increase in light of our current strategy to expand our customer base and to develop new products and technologies. Our operations to date have been primarily financed by sales of our equity securities and debt financing, and, the company’s assets are pledged to secure convertible notes that we issued in August 2004, February 2005, March 2005, February 2006 and December 2006. For any additional financing that may be required in the near term, we may be required to obtain the consent of certain of our investors prior to the issuance of our common stock or common stock equivalents and prior to entering into an agreement to assume certain liabilities.

While convertible notes and warrant purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 are outstanding, we cannot declare dividends on our commons shares. As of March 31, 2007, we had working deficit of $6,727,043, our operations presently have net cash outflow of $1,555,935. Our ability to continue as a going concern may be dependent upon one or more factors, that may include: our ability obtaining further financing; an increased rate of market acceptance of our current products and any new product offerings that we may introduce; the continuing successful development of our products and related technologies; and achieving a profitable level of operations Moving forward, although the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.  Our Auditors’ report on our 2006 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have identified conditions as of March 31, 2007 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.   As a remedy to these deficiencies, the Chief Executive Officer performs frequent reviews of financial information to ensure that transactions are properly recorded.  In addition, the Corporation has recently added additional accounting staff to ensure that segregation of duties can be properly administered.  There was no change in the Company's internal control over financial reporting during the period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We have been sued in the Supreme Court of British Columbia, Canada, by Getec North America and Getec Industrial Limited (“Getec). The lawsuit was commenced on March 30, 2006.  Getec alleges that services provided to Unity Wireless Systems Inc. have not been paid and claim in total $106,420.  We dispute the allegations and are defending the claim and filed a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

We have been sued in the Supreme Court of British Columbia, Canada, by TRS-Rentelco (“TRS”).  The lawsuit was commenced on October 27 2006.  TRS alleges that equipment rentals provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $450,000.  We dispute the allegations and are defending the claim and are planning to file a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

i)  During the three-month period ended March 31, 2007, the Corporation issued 200,000 common shares to John Douglas Shields in settlement of $20,000 services provided to the Corporation.

ii)  During the three-month period ended March 31, 2007, the Corporation issued 26,172,888 common shares to the private investors, in the aggregate principal amount of $2,355,560, and warrants to purchase 39,259,332 shares of common stock at $0.10 per share.

In connection with the financing, the Company also issued, as investment banking fees, to Meitav Underwriting Ltd., warrants purchasing 1,413,336 shares of common stock at an exercise price of $0.10 per share and in the form of the Warrants.

The securities were offered and sold pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933.

iii) During the three-month period ended March 31, 2007, the Corporation issued 1,409,191 common shares to the convertible notes holders in settlement of $129,235 interest payable.

Item 6. Exhibits

 (a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number

Description

31.1

Certification of Ilan Kenig pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of Ilan Kenig pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
May 15, 2007

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

Date: May 15, 2007

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

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

(Principal Executive Officer and Principal Financial Officer)
May 15, 2007