Form 10QSB
period 2007-06-30
UNITY WIRELESS CORP
filed 2007-08-20
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 168,180,964 common shares outstanding as of August 20, 2007

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles

Three and six months ended June 30, 2007 and 2006 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 282,269	$ 1,217,792
Restricted cash	571,000	497,000
Accounts receivable (less allowance for doubtful accounts of $464,319 (2006 - $139,160))	4,071,679	3,824,447
Inventory (note 4)	884,035	1,657,138
Prepaid expenses and deposits	462,196	150,673
	6,271,179	7,347,050
Long-term deposits	26,000	104,000
Amounts funded for employees' right upon retirement (note 10)	295,000	676,000
Equipment, net	980,541	1,314,291
Goodwill (note 3)	7,608,243	7,608,243
Intangibles, net (note 3(d))	6,233,576	7,711,396
	$ 21,414,539	$ 24,760,980
Liabilities and Stockholders' Equity
Current liabilities:
Bank Loan (note 5)	$ 2,506,000	$ 1,458,000
Accounts payable and accrued liabilities (note 6)	9,282,697	9,601,918
Obligations under capital leases (note 7)	91,397	215,710
Loans payable (note 8)	460,000	1,500,000
Convertible debentures (note 9)	1,980,193	1,947,552
Product warranty (note 14 (c))	235,931	314,904
	14,556,218	15,038,084
Obligations under capital lease (note 7)	123	39,921
Convertible debentures (note 9)	4,716,878	5,248,108
Employees' rights upon retirement (note 10)	304,000	672,000
	19,577,219	20,998,113
Stockholders' equity:
Common stock, $0.001 par value 400,000,000 authorized, 167,423,090 (2006 – 107,159,019) issued and outstanding	167,423	107,159
Series A convertible non-redeemable preferred shares, $0.001 par value	-	20
Series B convertible non-redeemable preferred shares, $0.001 par value	90	90
Additional paid-in capital	49,678,755	45,831,809
Accumulated deficit	(47,940,124)	(42,107,387)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	1,837,320	3,762,867
	$ 21,414,539	$ 24,760,980

Future operations (note 1)

Commitments (note13)

Contingent liabilities (note 14)

Subsequent event (note 17)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three	months ended	Six	months ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)

Sales	$ 2,621,630	$ 1,998,397	$ 4,793,425	$ 3,140,027
Cost of goods sold	2,087,647	1,597,679	3,619,886	2,478,975
	533,983	400,718	1,173,539	661,052
Expenses:
Research and development	1,338,001	495,749	2,081,726	891,633
Royalty payments for government grant (note 14 (b))	218,061	29,089	284,693	46,213
Sales and marketing	249,797	296,769	769,553	455,067
Depreciation and amortization	847,014	89,986	1,715,700	153,601
Foreign exchange loss	28,467	34,052	32,182	49,526
Interest expense, excluding accretion of interest and loss on debt settlement	190,545	115,853	427,443	201,113
General and administrative	785,639	406,689	1,318,431	890,208
Share compensation expenses (note 3 (c))	112,500	-	225,000	-
	3,770,024	1,468,187	6,854,728	2,687,361

Operating loss for the period	(3,236,041)	(1,067,469)	(5,681,189)	(2,026,039)
Gain on disposal	33,536	-	37,470	-
Accretion of interest and loss on debt settlement (note 9)	(74,925)	(99,935)	(189,018)	(1,715,900)

Loss for the period	(3,277,430)	(1,167,404)	(5,832,737)	(3,742,209)

Deficit, beginning of period	(44,662,694)	(29,847,291)	(42,107,387)	(27,272,486)

Deficit, end of period	$ (47,940,124)	$ (31,014,695)	$ (47,940,124)	$ (31,014,695)

Basic and diluted loss per common share (note 11(b))	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.04)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three	months ended	Six	months ended
	June 30, 2007 (unaudited)	June 30, 2006 (audited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)

Operations:
Loss for the period	$ (3,277,430)	$ (1,167,404)	$ (5,832,737)	$ (3,742,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	74,925	99,935	189,018	1,715,900
Change in employees’ liability upon retirement	2,000	(2,000)	13,000	(2,000)
Change in allowance for doubtful debts	325,159	-	325,159	-
Inventory write-down (note 4)	188,000	-	188,000	-
Gain on disposal	(33,536)	-	(37,470)	-
Depreciation and amortization	847,014	89,986	1,715,700	153,601
Stock-based compensation	138,351	88,522	298,569	248,852
Changes in non-cash working capital relating to operations:
Accounts receivables	(926,834)	(692,938)	(332,937)	(1,174,442)
Inventory	399,868	179,187	640,886	220,682
Prepaid expenses and deposits	(225,722)	(52,689)	(269,832)	(74,039)
Accounts payable and accrued liabilities	739,646	704,954	(201,850)	654,432
	(1,748,559)	(752,447)	(3,304,494)	(1,999,223)
Investments:
Cash assumed on acquisition less acquisition costs (note 3)	-	448,165	-	448,165
Change in deposit	1,000	994	78,000	994
Restricted cash	(3,000)	-	(74,000)	-
Disposition of equipment	6,482	-	34,482	-
Acquisition of equipment	(4,000)	(3,086)	(8,000)	(3,086)
	482	446,073	30,482	446,073
Financing:
Bank loan	884,000	-	1,048,000	-
Short term loan	(140,000)	-	(1,040,000)	-
Capital lease obligation	(65,012)	(79,414)	(164,111)	(162,926)
Convertible debentures (note 9)	-	-	-	2,200,000
Cash proceeds on issuance of common shares	150,000	-	2,505,560	106,222
Share issue costs	-	-	(141,334)	(218,861)
	828,988	(79,414)	2,208,115	1,924,435
Effect of foreign exchange rate changes on cash and cash equivalents	128,939	26,919	130,374	30,619
Increase (decrease) in cash and cash equivalents	(790,150)	(358,869)	(935,523)	401,904

Cash and cash equivalents, beginning of period	1,072,419	917,819	1,217,792	157,046

Cash and cash equivalents, end of period	$ 282,269	$ 558,950	$ 282,269	$ 558,950

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by short-term and long-term debt and equity transactions.  At June 30, 2007, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

(c)

Recent accounting pronouncement:

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company evaluated all the tax positions in accordance with FIN 48 and determined that there is no impact to our financial statements.  The Corporation’s policy is to recognize interest and penalties expense as a component of interest expense in the statement of operations. As of the date of adoption of FIN 48, the Corporation did not have any penalties or tax-related interest, and there was no tax-related interest or penalties recognized during the six months ended June 30, 2007.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Israel and the United States. The open tax years for these jurisdictions include 2002 to 2006. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Corporation does not believe that the resolution of any such issue would have a material effect on the Corporation’s financial position.  The resolution of any matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FAS 115” ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Corporation is currently evaluating the impact of adopting SFAS No. 159 on its consolidated balance sheet, result of operations and cash flows.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

The following table summarizes the allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 496,896
Working capital (other than cash)	(2,519,099)
Fixed assets	508,000
Goodwill	1,557,090
Intangibles	1,791,297
Other assets	514,744
Other liabilities	(500,000)

Total net assets acquired	$ 1,848,928

Consideration:
Convertible promissory notes and warrants (note 9(e))	$ 1,755,147
Acquisition costs	93,781
$ 1,848,928

The goodwill allocated on the acquisition will not be deductible for tax purposes.

The Company finalized the purchase price allocation in the second quarter of 2007 resulting in no change from the preliminary allocation.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

Under the terms of the merger agreement, the Corporation acquired the net assets of Celerica in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares. The preferred shares have been valued at a fair value of $2,000,000 based on multiplying the Corporation’s common shares market price as of the closing date of the acquisition by the number of common stock issuable upon conversion.  On April 25, 2007, the Series A convertible non-redeemable preferred shares were converted into 20,000,000 common shares.

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

Cash	$ 222,000
Working capital (other than cash)	(665,000)
Fixed assets	327,000
Goodwill	1,209,272
Intangibles	887,211
Other assets	110,000
Other liabilities	(72,000)

Total net assets acquired	$ 2,018,483

Consideration:
Fair value of preferred shares issued	$ 2,000,000
Acquisition costs	18,483
$ 2,018,483

The goodwill allocated on the acquisition will not be deductible for tax purposes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

Three and six months ended June 30, 2007 and 2006 (unaudited)

3.   Business combination (continued):

The following table summarizes the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 489,000
Working capital (other than cash)	(114,000)
Fixed assets	305,000
Goodwill	4,100,285
Intangibles	6,277,978
Other assets	762,000
Other liabilities	(765,001)

Total net assets acquired	$ 11,055,262

Consideration:
Fair value of preferred shares issued	$ 9,000,000
Fair value of warrants issued	2,026,533
Acquisition costs	28,729
$ 11,055,262

The goodwill allocated on the acquisition will not be deductible for tax purposes.

At the request of the Celletra shareholders 5% of the total preferred share consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of Unity common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If the target share price is met, the shares would be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of Unity.  In accordance with FAS 123(R), the Corporation has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and has amortized the amount on a straight line basis over one year.  The amortization for the six months ended June 30, 2007 was $225,000.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

3.   Business combination (continued):

d)  For all of the acquisitions described in note 3(a) to note 3(c), the Corporation has recorded $8,956,486 as identifiable intangible assets.  Intangibles amortization for the period ended June 30, 2007, has been recognized at a rate of 33.3% per annum.

Intangible assets acquired	$ 8,956,486

Amortization to December 31, 2006	1,245,090

Balance, December 31, 2006	$ 7,711,396

Amortization to June 30, 2007	1,477,820

Balance, June 30, 2007	$ 6,233,576

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

4.   Inventory:

	June 30, 2007	December 31, 2006

Raw materials	$ 847,643	$ 1,560,681
Finished goods	36,392	96,457

	$ 884,035	$ 1,657,138

During the six-month period ended June 30, 2007, the Corporation recorded $188,000 (2006 – nil), as a write-down of raw materials, due to obsolete inventory, as a charge to research and development.

5.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2% (June 30, 2007 – 7.5%).  The balance of $755,000 as at June 30, 2007 is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a maximum of $2,000,000, which bears interest at LIBOR + 2.5% (June 30, 2007 – 8%) and is secured by a general floating lien on all of Celletra’s assets. As at June 30, 2007, the outstanding balance of the line of credit was $1,751,000.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

6.    Accounts payable and accrued liabilities:

	June 30, 2007	December 31, 2006

Trade accounts payable	$ 4,304,932	$ 5,302,979
Accrued liabilities	4,977,765	4,298,939

	$ 9,282,697	$ 9,601,918

Included in trade accounts payable is a loan of $269,000, bearing interest at 8% and due July 3, 2007, payable to former shareholders of Celerica Ltd.  The loan was not repaid on July 3, 2007 and the Company is currently negotiating new terms with the loan holders.

7.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at June 30, 2007, future minimum lease payments under capital leases are as follows:

2007	$ 76,886
2008	16,222
$ 93,108

Amount representing interest	(1,588)
$ 91,520

Current portion	91,397

$ 123

Interest rates on the capital leases average approximately 5.55%.  Interest expenses for the six-month period ended June 30, 2007 and 2006 were $7,658, and $35,617, respectively.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

During the six-month period ended June 30, 2007, the Corporation repaid $1,040,000 of the promissory note. As at June 30, 2007, the outstanding principal of the promissory notes was $460,000.

9.

Convertible debentures:

The following table discloses the terms and principal values of the convertible debentures outstanding:

				As at June 30, 2007	As at December 31, 2006
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 700,000
August 2004(a)	8%	$ 0.09	February 28, 2009	-	250,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	700,000	950,000
March 2005(c)	8%	$ 0.20	March 24, 2007	228,594	266,964
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	2,200,000
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	1,750,000
December 2006(f)	8%	$ 0.09	December 13, 2009	1,306,857	1,350,000
September 2004(g)	8%	$ 0.18	September 28, 2006	1,600	44,600
			Total	$ 7,287,051	$ 7,911,564
			Less: debt discounts	(589,980)	(715,904)
				6,697,071	7,195,660
			Current portion	(1,980,193)	(1,947,552)
			Long-term	$ 4,716,878	$ 5,248,108

The debentures are secured by all the assets of the Corporation.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

(a) Issue date: August 31, 2004

During the six-month period ended June 30, 2007, $26,942 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. During the six-month period ended June 30, 2007, $250,000 debentures were converted to common shares.

(b) Issue date: February 11, 2005

During the six-month period ended June 30, 2007, $40,317 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $62,061 will be amortized over the term to maturity of the convertible note.  During the six-month period ended June 30, 2007, $250,000 debentures were converted to common shares.

 (c) Issue date: March 24, 2005

During the six-month period ended June 30, 2007, accretion of $86,237 (2006 - $44,098) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.   During the six-month period ended June 30, 2007, $38,370 of the debentures were converted into common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.20 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,483, has been included in the statement of operations as a debt conversion inducement classified as accretion of interest and loss on debt settlement.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

 (d)

Issue date: February 28, 2006

During the six-month period ended June 30, 2007, $42,036 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $195,048 will be amortized over the term to maturity of the convertible note.  During the six-month period ended June 30, 2007, no debentures were converted.

 (e)

Issued date: June 12, 2006

During the six-month period ended June 30, 2007, accretion of $27,774 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability. There were no promissory notes converted during the six-month period ended June 30, 2007. The note was initially due on June 12, 2007, however, the holders have not demanded repayment of the note and the note remains outstanding. The Company is currently negotiating new terms with the note holders.

 (f)

Issue date: December 13, 2006

During the six-month period ended June 30, 2007, accretion of $121,208 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.  During the six-month period ended June 30, 2007, $43,143 debentures were converted to common shares.

(g) Issue date: September 30, 2004

During the six-month period ended June 30, 2007, $43,000 of the debentures were converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.18 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,611, has been included in the statement of operations as a debt conversion inducement classified as accretion of interest and loss on debt settlement.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

Severance expense for the six-month period ended June 30, 2007 was $13,000 (2006 - $2,000).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock:

(a)

Issued and outstanding

During the six-month period ended June 30, 2007, the Corporation issued 5,485,479 common shares in settlement of $556,787 of accounts payable.

During the six-month period ended June 30, 2007, the Corporation completed the sale of 27,839,558 units at a price of $0.09 per unit for gross proceeds of $2,505,560. Each unit consists of one share of common stock and one and a half common stock share purchase warrants, each whole warrants being exercisable for a period of 5 years from closing to acquire an additional share of common stock at an exercise price $0.10 per share.  The Corporation is required to register the securities issuable related to the shares and warrants.  If an initial registration statement is not effective by June 30, 2007, the Corporation may be subject to a penalty of the aggregate purchase price paid by such subscriber pursuant to this Subscription Agreement for any Shares then held by such subscriber, which could amount to $25,055 per month until such time of effectiveness.  As at June 30, 2007, the registration statement is not effective and the Corporation does not believe it is likely that it will be required to make any payments under the registration rights agreement.

In connection with the equity financing, the Corporation also issued, as investment banking fees, warrants to purchase 1,413,330 shares of common stock at an exercise price of $0.10 per share, valued at $125,877, and paid cash fees of $141,334.  In accordance with terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon exercise of warrants.

During the six-month period ended June 30, 2007, the Corporation issued 6,939,034 common shares for the conversion related to $624,513 of the convertible notes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

During the six-month period ended June 30, 2007, the Corporation issued 20,000,000 common shares for the conversion of $2,000,000 Series A preferred shares.

 (b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three	months ended	Six	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss for the period	$ (3,277,430)	$ (1,167,404)	$ (5,832,737)	$ (3,742,209)

Weighted average number of
common shares outstanding	152,370,486	92,803,441	136,349,695	92,240,969

Basic and diluted loss per common share	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.04)

For the six-month period ended June 30, 2007 and 2006, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

 (c)

Stock option plan:

The fair value of stock options is determined using the Black-Scholes option-pricing model. The Corporation has recorded $298,569 and $248,852 of stock-based compensation expense during the six-month period ended June 30, 2007 and 2006, respectively.

The Corporation grants options to employees and non-employees.  There were no options granted to employees during the six-month period ended June 30, 2007. The fair value of employee and non-employee grants in the six-month period ended June 30, 2006 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% based on daily stock price; risk-free interest rate of 3.25% and expected lives between 1 to 5 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2006	14,632,637	6,799,167	$ 0.24

Options granted	-	-	-
Options expired	410,834	(410,834)	0.23
Options exercised	-	-	-
Increase in reserved for issuance	12,052,814	-

Balance, June 30, 2007	27,096,285	6,388,333	$ 0.24

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at June 30, 2007, the intrinsic value of total outstanding options and exercisable options was $14,200.  The aggregate intrinsic value of stock options exercised during the six-month period ended June 30, 2007 was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

 (c)

Stock option plan (continued):

The weighted-average grant-date fair value of stock options granted during the three month ended June 30, 2007 and 2006 was nil, and the six month ended June 30, 2007 and 2006 was nil and $0.13 respectively.

As of June 30, 2007, total unrecognized compensation cost related to unvested stock options was $51,857 and is expected to be recognized over a weighted-average period of 1.37 years.

The following table summarizes information about stock options under the plan outstanding at June 30, 2007:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at June 30, 2007	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at June 30, 2007	Weighted average exercise price

$0.11 - 0.20	3,348,333	2.34	$ 0.15	2,457,083	$ 0.15
$0.23 - 0.29	1,940,000	2.64	$ 0.27	1,477,500	$ 0.27
$0.30 - 0.35	700,000	1.81	$ 0.34	700,000	$ 0.34
$0.70	400,000	2.00	$ -	400,000	$ 0.70

	6,388,333	2.35	$ 0.24	5,034,583	$ 0.26

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

(d)

Warrants:

The following transferable share purchase warrants were outstanding as at June 30, 2007.

Expiry date	Exercise price per share	Number of shares
September 30, 2007	$ 0.50	525,700
September 30, 2007	$ 0.25	1,553,433
October 01, 2007	$ 0.20	100,000
January 30, 2008	$ 0.25	100,000
January 30, 2008	$ 0.35	100,000
February 13, 2008	$ 0.20	555,555
March 31, 2008	$ 0.50	2,059,492
October 01, 2008	$ 0.25	150,000
June 08, 2009	$ 0.40	600,000
August 17, 2009	$ 0.20	648,386
August 17, 2009	$ 0.22	648,386
August 17, 2009	$ 0.27	648,387
August 17, 2009	$ 0.30	648,387
August 31, 2009	$ 0.10	500,000
August 31, 2009	$ 0.16	1,250,000
October 13, 2009	$ 0.20	150,000
February 11, 2010	$ 0.10	2,500,000
February 11, 2010	$ 0.16	2,000,000
March 24, 2010	$ 0.20	625,000
July 01, 2010	$ 0.40	75,000
July 01, 2010	$ 0.50	75,000
February 28, 2011	$ 0.10	6,875,000
February 28, 2011	$ 0.16	1,375,000
October 31, 2011	$ 0.10	1,500,000
October 31, 2011	$ 0.15	1,500,000
December 13, 2011	$ 0.10	46,087,030
December 21, 2011	$ 0.10	17,007,598
January 05, 2012	$ 0.10	9,496,667
February 28, 2012	$ 0.10	19,089,336
March 05, 2012	$ 0.10	12,086,669
May 26, 2012	$ 0.10	1,666,667
June 07, 2012	$ 0.10	833,334

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

On February 19, 2007, certain holders of a warrant with an expiry date of December 13, 2011 and an exercise price of $0.10 agreed to set aside their right to exercise 27,961,185 warrants until such time that the Corporation has obtained approval from its stockholders to increase the authorized share capital to at least 500,000,000.  7,010,495 of these warrants are held by a Corporation with representation on the Board of Directors

In considering the accounting for these warrants, the Corporation determined that the warrants should continue to be classified as equity under EITF 00-19 as the warrants will either be exercised into common shares under the warrant agreement (if the Corporation obtains an increase in the number of authorized shares to at least 500,000,000) or they will ultimately expire unexercised.  There is no remedy available to the holder of a warrant, if they are not able to exercise the warrants under the agreement because the warrant holders agreed to waive their rights to exercise such warrants during the waiver period.  As the warrants can only be exercised into common shares of the Company and there are no other settlement provisions, the Company concluded that the warrants should be treated as equity.  If the Corporation is unable to obtain approval from its stockholders to increase the number of authorized shares to at least 500,000,000, the warrant holders are entitled rights to cashless exercise their warrants subsequent to June 30, 2007 as long as sufficient authorized share capital is available. As of June 30, 2007, the Corporation had not yet obtained approval from its stockholders to increase the number of authorized shares to at least 500,000,000 (see note 17)

In connection with equity financings during the six months ended June 30, 2007 for $1,955,560, the Company issued warrants to purchase 33,676,006 shares of common stock at an exercise price of $0.10 per share.  In considering the accounting for these warrants, the Corporation determined that the warrants should continue to be classified as equity under EITF 00-19 as the warrants will either be exercised into common shares under the warrant agreement or they will ultimately expire unexercised.  There is no remedy available to the holder of a warrant, if they are not able to exercise the warrants under the agreement. Pursuant to the terms of the agreement, the Corporation is not required to set aside sufficient share capital to issue common stocks upon exercise of warrants until sufficient authorized share capital to issue the shares is obtained and the registration statement is declared effective.  As of June 30, 2007, the Corporation had not yet obtained approval from its stockholders to increase the number of authorized shares. As the warrants can only be exercised into common shares of the Corporation and there are no other settlement provisions, the Corporation concluded that the warrants should be treated as equity.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

12.  Segmented information:

(a)

Segment information:

During the six-month period ended June 30, 2007 and 2006, the Corporation was operating only in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information

For the six-month period ended June 30, 2007, ten percent and ninety percent of our assets are located in British Columbia, Canada and Israel, respectively.  A summary of sales by region of customer location is as follows ($000):

	Three	months ended	Six	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
China	$ 47	$ 892	$ 47	$ 977
United States	185	22	596	374
Israel	363	1	363	36
Canada	-	288	188	508
Hungary	83	750	321	1,200
India	1,617	-	2,180	-
Cameroon	-	-	73	-
Germany	-	40	-	40
Turkey	10	-	164	-
Russia	-	-	51	-
Vietnam	68	-	483	-
South Africa	110	-	110	-
Other	138	5	217	5
Total sales	2,621	1,998	4,793	3,140

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

12.  Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Six months ended June 30 , 2007	Six months ended June 30, 2006

Customer A	$ 1,443	$ -
Customer B	483	-
Customer C	321	1,200
Customer D	110	495
Customer E	-	924

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	Six months ended June 30 , 2007	Six months ended June 30, 2006

Customer A	$ 1,986	$ -
Customer B	437	-

13.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2007	$ 178,691
2008	232,383
2009	129,691

$ 540,765

For the six-month period ended June 30, 2007, rent expense was $91,437 (2006 - $84,795)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

14.

Contingent liabilities:

(a)

The Corporation is currently a party to three actions in the Supreme Court of British Columbia, Vancouver Registry, brought by three different suppliers of the Corporation for approximately $620,000 in total.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to June 30, 2007.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $454,665 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $681,997 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the six-month period ended June 30, 2007, the Corporation recorded $17,256 (CDN$19,371) as royalties expense and $46,213 (CDN$52,469) in 2006.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $329,133 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $109,711 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of June 30, 2007, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $17,300,000 as of June 30, 2007.  For the six-month period ended June 30, 2007, the Corporation recorded $206,000 (2006 – nil) as royalty expense in its statement of operations.

Such amount excludes potential increase resulting from the above mentioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

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

The aggregate potential liability in respect of the said grants on June 30, 2007 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2006	$ 314,904
Provision decrease, net	(54,276)
Expenditures	(24,697)
Balance, June 30, 2007	$ 235,931

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

15.

Supplementary information:

(a)  Cash flow information:

	Three	months ended	Six	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cash paid for:
Interest	$ 33,872	$ 20,429	$ 67,759	$ 39,343
Non-cash financing and investing activities:
Issuance of warrants in settlement of investment banking fees	-	-	125,877	211,234
Issuance of convertible debentures for acquisition	-	1,755,147	-	1,755,147
Issuance of common shares in settlement of accounts payable	432,115	93,823	556,787	218,336
Issuance of common shares on conversion of convertible debentures	624,513	-	624,513	-
Issuance of common shares on conversion of preferred shares	2,000,000	-	2,000,000	-

(b)

Allowance for doubtful accounts:

Balance, December 31, 2006	$ 139,160
Provision for doubtful accounts	325,159

Balance, June 30, 2007	$ 464,319

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and six months ended June 30, 2007 and 2006 (unaudited)

16.

Restructuring:

In the fourth quarter of 2006, the Corporation initiated an operational restructuring which resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied.

A summary of the activity affecting the Corporation’s accrued restructuring liability, included in accounts payable and accrued liabilities, for the period ended June 30, 2007 is as follows:

	Workforce reduction	Facilities restructuring	Total
Balance at December 31, 2006	$ 364,000	$ 140,000	$ 504,000

Amount paid	(364,000)	(140,000)	(504,000)

Balance at June 30, 2007	-	-	-

17. Subsequent events:

Subsequent to June 30, 2007, the Corporation obtained the written consent of shareholders holding the requisite majority of the voting rights to the increase in the authorized common stock of the Corporation to 520,000,000.   The Corporation expects the increase to be effective on or about August 31, 2007.

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

The financial statements have been prepared on the going concern basis under which an entity is assumed to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2006 contained in the 10-KSB filed on April 17, 2007, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

Three-month period ended June 30, 2007 and 2006:

Sales and Cost of Goods Sold

Sales for the three-month period ended June 30, 2007 were $2,621,630, an increase of 31.19% or $623,233, from $1,998,397 for the three-month period ended June 30, 2006.  In both our historical product lines and new product lines obtained through acquisitions we have seen a greater diversification in our customer base and geographical areas where the company is now selling its expanded product offerings.

Cost of goods sold during the three-month period ended June 30, 2007 was $2,087,647 resulting in a gross margin of $533,983 or 20.37% of sales, compared to $1,597,679 for the three-month period ended June 30, 2006 resulting in a gross margin of $400,718 or 20.05% of sales.

The increase in gross margin is largely attributed to:

-

Increase in sales, resulting in increased component requirements and the company has been able to negotiate better pricing from its outsourced manufacturer due to the higher purchased volume;

-

Efficiencies and cost savings have been obtained by centralizing our manufacturing and procurement largely with one outsourced manufacturer;

-

Efficiencies and cost savings have been obtained by centralizing our final testing of products in our China facility where the company has also been able to benefit from lower payroll costs.

Operating Expenses

Research and Development

Research and development expenses for the three-month period ended June 30, 2007 were $1,338,001, an increase of $842,252 or 169.89%, from $495,749 for the three-month period ended June 30, 2006.  This increase was primarily the result of the additional research and development expenses from the three acquired companies (Avantry, Celerica, & Celletra) which were not part of the group as of the last period, and incurring additional R&D expenses in order to develop and fulfill requirements for specific equipment orders in both India and Russia. It is anticipated that there will be an ongoing order stream from these new, large, key accounts,  including Motorola, Nokia and Ericsson. The Corporation also recorded $188,000 as a write-down of raw materials due to obsolete inventory during the three-month period ended June 30, 2007.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2007 were $249,797, a decrease of $46,972, or 15.83%, from $296,769 for the three-month period ended June 30, 2006.   This decrease was primarily the result of the completion of restructuring in 2006 which reduced the number of employees in sales and marketing department.

Royalty payments for government grants

Royalty payments for government grants for the three-month period ended June 30, 2007 were $218,061, an increase of $188,972, from $29,089 for the three-month period ended June 30, 2006. This increase was primarily the result of the additional royalty payments relating to the acquired companies in 2006.

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended June 30, 2007 were $847,014, an increase of $757,028, from $89,986 for the three-month period ended June 30, 2006. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006. During the three-month period ended June 30, 2007, the Corporation recorded $738,910 as the amortization of the intangibles.

Exchange Loss

Exchange loss for the three-month period ended June 30, 2007 was $28,467, a decrease of $5,585, from $34,052 for the three-month period ended June 30, 2006 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense for the three-month period ended June 30, 2007 increased by $74,692 to $190,545 from $115,853 for the three-month period ended June 30, 2006. This increase was primarily the result of the increase in interest expense from the issuance of convertible debentures in February and December of 2006.

General and Administrative

Due to the 2006 acquisition of three new companies, general and administrative expenses for the three-month period ended June 30, 2007 rose 93.18% to $785,639, an increase of $378,950, from $406,689 for the three-month period ended June 30, 2006. The increase was primarily the result of the additional expenses relating to the acquired business, and the increase in the investors relations activities during the three-month period ended June 30, 2007.

General and administrative expenses include stock-based compensation expense of $14,545 for the three-month period ended June 30, 2007 versus $66,009 for the three-month period ended June 30, 2006.

Share compensation expense

Celletra’s share compensation expenses were $112,500 for the three-month period ended June 30, 2007.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of the Company’s common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If this target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and has amortized the amount on a straight line basis over one year.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the three-month period ended June 30, 2007 was $74,925, a decrease of $25,010, compared to $99,935 for the three-month period ended June 30, 2006. This decrease was primarily the result of the debt modifications of the convertible notes issued in August 2004, February 2005 and February 2006 which resulted in losses on debt settlements recorded in 2006. The Corporation recorded an amortization of the premium on the convertible notes for $76,716 against the accretion of interest in the three-month period ended June 30, 2007.

During the three-month period ended June 30, 2007, the Corporation also recorded $63,094 as debt conversion inducements related to $81,370 of the debentures converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rates.

Gain on Disposal

Gain on Disposal for the three-month period ended June 30, 2007 was $33,536. During the three-month period ended June 30, 2007, the Corporation disposed of some equipment which was no longer usable in our future operations. There was no disposal on fixed assets during the three-month period ended June 30, 2006.

Loss for the Quarter Ended June 30, 2007

Loss for the three-month period ended June 30, 2007 increased by 180.75%, or $2,110,026, to $3,277,430, from $1,167,404 for the three-month period ended June 30, 2006.  This increase was primarily the result of the increase in amortization of intangible assets and the additional research and development expenses relating to the acquired companies.

Six-month period ended June 30, 2007 and 2006:

Sales and Cost of Goods Sold

Sales for the six-month period ended June 30, 2007 were $4,793,425, an increase of 52.66% or $1,653,398, from $3,140,027 for the six-month period ended June 30, 2006.  In both our historical product lines and new product lines obtained through acquisitions we have seen a greater diversification in our customer base and geographical areas where the company is now selling its expanded product offerings.

Cost of goods sold during the six-month period ended June 30, 2007 was $3,619,886 resulting in a gross margin of $1,173,539 or 24.48% of sales, compared to $2,478,975 for the six-month period ended June 30, 2006 resulting in a gross margin of $661,052 or 21.05% of sales.

The increase in gross margin is largely attributed to:

-

Increase in sales, resulting in increased component requirements and the company has been able to negotiate better pricing from its outsourced manufacturer due to the higher purchased volumes;

-

Efficiencies and cost savings have been obtained by centralizing our manufacturing and procurement largely with one outsourced manufacturer;

-

Efficiencies and cost savings have been obtained by centralizing our final testing of products in our China facility where the company has also been able to benefit from lower payroll costs.

Operating Expenses

Research and Development

Research and development expenses for the six-month period ended June 30, 2007 were $2,081,726, an increase of $1,190,093 or 133.47%, from $891,633 for the six-month period ended June 30, 2006. This increase was primarily the result of the additional research and development expenses from the three acquired companies (Avantry, Celerica, & Celletra) which were not part of the group as of the last period, and incurring additional R&D expenses in order to develop and fulfill requirements for specific equipment orders in both India and Russia. It is anticipated that there will be an ongoing order stream from these new, large, key accounts,  including Motorola, Nokia and Ericsson. The Corporation also recorded $188,000 as a write-down of raw materials due to obsolete inventory during the six-month period ended June 30, 2007.

Sales and Marketing

With the additional two new major product lines, and entering into new major markets such as India, Russia, and South East Asia, through the 2006 acquisition processes, our sales and marketing expenses for the six-month period ended June 30, 2007 were $769,553, an increase of $314,486, or 69.11%, from $455,067 for the six-month period ended June 30, 2006.   This increase was primarily the result of the additional sales initiatives that include additional sales personnel on staff, and additional expenses relating to the acquired businesses also caused the increase in sales and marketing expenses.

Royalty payments for government grants

Royalty payments for government grants for the six-month period ended June 30, 2007 were $284,693, an increase of $238,480, from $46,213 for the six-month period ended June 30, 2007. This increase was primarily the result of the additional royalty payments relating to the acquired companies in 2006.

Depreciation and Amortization

Depreciation and amortization expenses for the six-month period ended June 30, 2007 were $1,715,700, an increase of $1,562,099, from $153,601 for the six-month period ended June 30, 2006. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006. During the six-month period ended June 30, 2007, the Corporation recorded $1,477,820 as the amortization of the intangibles.

Exchange Loss

Exchange loss for the six-month period ended June 30, 2007 was $32,182, a decrease of $17,344, from $49,526 for the six-month period ended June 30, 2006 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense for the six-month period ended June 30, 2007 increased by $226,330 to $427,443 from $201,113 for the six-month period ended June 30, 2006. This increase was primarily the result of the increase in interest expense from the issuance of the convertible debentures in February of 2006 and December of 2006.

General and Administrative

Due to the 2006 acquisition of three new companies, general and administrative expenses for the six-month period ended June 30, 2007 rose 48.10% to $1,318,431, an increase of $428,223, from $890,208 for the six-month period ended June 30, 2006. The increase was primarily the result of the additional expenses relating to the acquired business, and the increase in the investors relations activities during the six-month period ended June 30, 2007.

General and administrative expenses include stock-based compensation expense of $41,759 for the six-month period ended June 30, 2007 versus $168,587 for the six-month period ended June 30, 2006.

Share compensation expense

Celletra’s share compensation expenses were $225,000 for the six-month period ended of June 30, 2007.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of the Company’s common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If this target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the six-month period ended June 30, 2007 was $189,018, a decrease of $1,526,882, compared to $1,715,900 for the six-month period ended June 30, 2006. During the three month period ended March 31, 2006, the Corporation entered to an agreement of the modification of the terms of the debentures which were issued in August 2004 and February 2005 which resulted in a total loss on debt settlement of $1,452,722. No modification of debentures or warrants was made for the six-month period ended June 30, 2007.

During the six-month period ended June 30, 2007, the Corporation also recorded $63,094 as debt conversion inducements related $81,370 debentures converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rate.

Gain on Disposal

Gain on Disposal for the six-month period ended June 30, 2007 was $37,470. During the three-month period ended June 30, 2007, the Corporation disposed of some equipment which was no longer usable in our future operations. There was no disposal on fixed assets during the six-month period ended June 30, 2006.

Loss for the first half year ended June 30, 2007

Loss for the six-month period ended June 30, 2007 increased by 55.86%, or $2,090,528, to $5,832,737, from $3,742,209 for the six-month period ended June 30, 2006.  This increase was primarily the result of the increase in amortization of intangible assets and the additional research and development expenses relating to the acquired companies.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at June 30, 2007 of $47,940,124.  During the six-month period ended June 30, 2007, we incurred a net loss, after stock-based compensation, of $5,832,737.

During the six-month period ended June 30, 2007, our cash position was decreased to $282,269. This decrease was primarily due to the repayment made to the trade payables and the short-term loan.

During the six-month period ended June 30, 2007, the Corporation issued the common shares as follows:

i.

Issue of 5,485,479 common shares on settlement of $556,787 of accounts payable.

ii.

Issue of 27,839,558 units of common shares at a price of $0.09 per unit, for gross proceeds of $2,505,560.

iii.

Issue of 6,939,034 common shares on conversion of $624,513 convertible notes.

iv.

Issue of 20,000,000 common shares on conversion of $2,000,000 Series A preferred shares.

During the six-month period ended June 30, 2007, we purchased $8,000 in equipment and disposed $34,482 equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $633,873 through 2009, we have no material commitments outstanding at June 30, 2007.

During the six months ended June 30, 2007 convertible notes amounting to $1,978,594 came due and subsequent to June 30, 2007 promissory notes amounting to $250,000 came due.  The notes have not been repaid and the Company is currently negotiating new terms with the note holders.  The Company is also negotiating new terms with the note holders of promissory notes, amounting to $460,000, which came due in December 2006. None of the note or debenture holders have demanded repayment at this time.

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

While convertible notes and warrant purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 are outstanding, we cannot declare dividends on our commons shares. As of June 30, 2007, we had working capital deficit of $8,285,039, our operations presently have net cash outflow of $3,304,494 for the six-month period ended June 30, 2007. Our ability to continue as a going concern may be dependent upon one or more factors, that may include: our ability obtaining further financing; an increased rate of market acceptance of our current products and any new product offerings that we may introduce; the continuing successful development of our products and related technologies; and achieving a profitable level of operations Moving forward, although the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.

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

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have identified conditions as of June 30, 2007 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.   Due to these deficiencies, the Chief Executive Officer performs frequent reviews of financial information to ensure that transactions are properly recorded.  In addition, the Corporation has recently added additional accounting staff to ensure that segregation of duties can be properly administered.  There was no change in the Company's internal control over financial reporting during the period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We have been sued in the Supreme Court of British Columbia, Canada, by Hency Transportation (Canada) Limited (“Hency”). The lawsuit was commenced on June 15, 2007.  Hency alleges that services provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $70,000.  We dispute the allegations and are defending the claim and filed a counterclaim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

i.

During the six-month ended June 30, 2007, the Corporation issued the common shares to the following parties in settlement the services provided to the Corporation:

a)

200,000 common shares to John Douglas Shields in settlement of $20,000 services provided.

b)

106,893 common shares to RCM Limited in settlement of $11,651 services provided.

c)

556,784 common shares to Moderrn Engineering Corporation in settlement of $55,678 services provided.

i.

During the six-month period ended June, 2007, the Corporation issued 27,839,558 common shares to the private investors, in the aggregate principal amount of $2,505,560, and warrants to purchase 41,759,337 shares of common stock at $0.10 per share.

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
August 20, 2007

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

Date: August 20, 2007

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
August 20, 2007