Form 10QSB
period 2007-09-30
UNITY WIRELESS CORP
filed 2007-11-19
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

 180,707,827 common shares outstanding as of November 01, 2007

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles

Three and nine months ended September 30, 2007 and 2006 (unaudited)

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	September 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 353,977	$ 1,217,792
Restricted cash	193,000	497,000
Accounts receivable (less allowance for doubtful accounts of $494,319 (2006 - $139,160))	2,816,739	3,824,447
Inventory (note 4)	730,720	1,657,138
Prepaid expenses and deposits	131,201	150,673
	4,225,637	7,347,050
Long-term deposits	19,000	104,000
Amounts funded for employees' right upon retirement (note 10)	323,000	676,000
Equipment, net	829,026	1,314,291
Goodwill (note 3)	7,608,243	7,608,243
Intangibles, net (note 3(d))	5,494,666	7,711,396
	$ 18,499,572	$ 24,760,980
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Bank Loan (note 5)	$ 2,481,000	$ 1,458,000
Accounts payable and accrued liabilities (note 6)	8,868,334	9,601,918
Obligations under capital leases (note 7)	51,909	215,710
Loans payable (note 8)	460,000	1,500,000
Convertible debentures (note 9)	1,980,193	1,947,552
Product warranty (note 14 (c))	211,261	314,904
	14,052,697	15,038,084
Obligations under capital leases (note 7)	-	39,921
Convertible debentures (note 9)	4,727,009	5,248,108
Employees' rights upon retirement (note 10)	338,000	672,000
	19,117,706	20,998,113
Stockholders' equity(deficiency):
Common stock, $0.001 par value 520,000,000 authorized, 179,893,537 (2006 – 107,159,019) issued and outstanding	179,893	107,159
Series A convertible non-redeemable preferred shares, $0.001 par value	-	20
Series B convertible non-redeemable preferred shares, $0.001 par value	90	90
Additional paid-in capital	51,056,963	45,831,809
Accumulated deficit	(51,786,256)	(42,107,387)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(618,134)	3,762,867
	$ 18,499,572	$ 24,760,980

Future operations (note 1)

Commitments (note13)

Contingent liabilities (note 14)

Subsequent event (note 5 and 11(d))

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three	months ended	Nine	months ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)

Sales	$ 1,074,690	$ 1,517,857	$ 5,868,115	$ 4,657,884
Cost of goods sold	886,358	1,098,499	4,506,244	3,577,474
	188,332	419,358	1,361,871	1,080,410
Expenses:
Research and development	1,455,765	723,935	3,537,491	1,615,568
Royalty payments for government grant (note 14 (b))	30,389	31,174	315,082	77,387
Sales and marketing	277,600	544,031	1,047,153	999,098
Depreciation and amortization	836,426	419,444	2,552,126	573,045
Foreign exchange loss	89,476	5,520	121,658	55,046
Interest expense, excluding accretion of interest and loss on debt settlement	377,124	184,172	804,567	385,285
General and administrative	818,552	749,708	2,136,983	1,639,916
Share compensation expenses (note 3 (c))	56,250	-	281,250	-
	3,941,582	2,657,984	10,796,310	5,345,345

Operating loss for the period	(3,753,250)	(2,238,626)	(9,434,439)	(4,264,935)
Other income (loss)	(44,851)	6,650	(7,381)	6.650
Fair value adjustment on warrants and conversion feature liability	-	(54,290)	-	591,424
Accretion of interest and loss on debt settlement (note 9)	(48,031)	(62,839)	(237,049)	(1,681,178)

Loss for the period	(3,846,132)	(2,349,095)	(9,678,869)	(5,348,039)

Deficit, beginning of period	(47,940,124)	(30,271,430)	(42,107,387)	(27,272,486)

Deficit, end of period	$ (51,786,256)	$ (32,650,525)	$ (51,786,256)	$ (32,620,525)

Basic and diluted loss per common share (note 11(b))	$ (0.02)	$ (0.03)	$ (0.07)	$ (0.06)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Three	months ended	Nine	months ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30 2007 (unaudited)	September 30 2006 (unaudited)

Operations:
Loss for the period	$ (3,846,132)	$ (2,349,095)	$ (9,678,869)	$ (5,348,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	48,031	62,829	237,049	1,681,178
Fair value adjustment on warrants and conversion feature liability	-	54,290	-	(591,424)
Change in employees’ liability upon retirement	6,000	(29,000)	19,000	(31,000)
Change in allowance for doubtful debts	30,000	-	355,159	-
Inventory write-down (note 4)	235,293	-	423,293	-
Loss / (gain) on disposal	44,851	(81,650)	7,381	(81,650)
Depreciation and amortization	836,426	419,444	2,552,126	573,045
Stock-based compensation	100,983	93,222	399,552	342,074
Changes in non-cash working capital relating to operations:
Accounts receivables	1,305,583	1,651,383	972,646	476,941
Inventory	(33,436)	(502,235)	607,450	(281,553)
Prepaid expenses and deposits	333,587	25,026	63,755	(49,013)
Accounts payable and accrued liabilities	(141,529)	696,995	(343,379)	1,351,427
	(1,080,343)	41,209	(4,384,837)	(1,958,014)
Investments:
Cash assumed on acquisition less acquisition costs (note 3)	-	618,738	-	1,066,093
Change in deposit	7,000	16,750	85,000	17,744
Restricted cash	378,000	(48,000)	304,000	(48,000)
Disposition of equipment	11,000	101,686	45,482	101,686
Acquisition of equipment	(2,000)	(5,488)	(10,000)	(8,574)
	394,000	683,686	424,482	1,129,759
Financing:
Bank loan	(25,000)	(411,000)	1,023,000	(411,000)
Loans payable	5,000	-	(1,035,000)	-
Capital lease obligation	(39,611)	(79,817)	(203,722)	(242,743)
Convertible debentures (note 9)	-	-	-	2,200,000
Cash proceeds on issuance of common shares	610,000	-	3,115,560	106,222
Share issue costs	-	-	(141,334)	(218,861)
	550,389	(490,817)	2,758,504	1,433,618
Effect of foreign exchange rate changes on cash and cash equivalents	207,662	16,254	338,036	46,873
Increase (decrease) in cash and cash equivalents	71,708	250,332	(863,815)	652,236

Cash and cash equivalents, beginning of period	282,269	558,950	1,217,792	157,046

Cash and cash equivalents, end of period	$ 353,977	$ 809,282	$ 353,977	$ 809,282

Supplementary information (note 15)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for any other period.

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

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by short-term and long-term debt and equity transactions.  At September 30, 2007, the Corporation requires additional financing to continue to operate at current levels through the next year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

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

(c)  Shipping and handling costs:

The Corporation’s costs associated with shipping and handling engineering product items to the Corporation’s customers are included in the research and development expenses.

(d)

Recent accounting pronouncement:

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company evaluated all the tax positions in accordance with FIN 48 and determined that there is no impact to our financial statements.  The Corporation’s policy is to recognize interest and penalties expense as a component of interest expense in the statement of operations. As of the date of adoption of FIN 48, the Corporation did not have any penalties or tax-related interest, and there was no tax-related interest or penalties recognized during the nine months ended September 30, 2007.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

(d)

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

Three and nine months ended September 30, 2007 and 2006 (unaudited)

3.   Business combinations:

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

3.   Business combinations (continued):

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

3.   Business combinations (continued):

The Company finalized the purchase price allocation in the third quarter of 2007 resulting in no change from the preliminary allocation.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

3.   Business combinations (continued):

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

The Company finalized the purchase price allocation in the third quarter of 2007 resulting in no change from the preliminary allocation.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

3.   Business combinations (continued):

The amortization for the nine months ended September 30, 2007 was $281,250.  The full amount has been amortized as of September 30, 2007.

(d) For all of the acquisitions described in note 3(a) to note 3(c), the Corporation has recorded $8,956,486 as identifiable intangible assets.  Intangibles amortization for the period ended September 30, 2007, has been recognized at a rate of 33.3% per annum.

Intangible assets acquired	$ 8,956,486

Amortization to December 31, 2006	1,245,090

Balance, December 31, 2006	$ 7,711,396

Amortization to September 30, 2007	2,216,730

Balance, September 30, 2007	$ 5,494,666

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

4.   Inventory:

	September 30, 2007	December 31, 2006

Raw materials	$ 696,030	$ 1,560,681
Finished goods	34,690	96,457

	$ 730,720	$ 1,657,138

During the nine-month period ended September 30, 2007, the Corporation recorded $423,293 (2006 – nil), as a write-down of raw materials, due to obsolete inventory, as a charge to research and development.  The Company’s raw materials are used in its research and development processes; as a result, the write-down has been charged to research and development expenses.

5.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2% (September 30, 2007 – 7.5%).  The balance of $771,000 as at September 30, 2007 is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a current maximum of $1,100,000, which bears interest at LIBOR + 2.5% (September 30, 2007 – 8%) and is secured by a general floating lien on all of Celletra’s assets. As at September 30, 2007, the outstanding balance of the line of credit was $1,710,000.  Subsequent to September 30, 2007, the Corporation obtained an additional revolving line of credit of a maximum of $2,000,000, which bears interest at LIBOR + 3.0% and is secured by a general floating lien on all of Celletra’s assets.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

6.    Accounts payable and accrued liabilities:

	September 30, 2007	December 31, 2006

Trade accounts payable	$ 3,925,136	$ 5,302,979
Accrued liabilities	4,943,198	4,298,939

	$ 8,868,334	$ 9,601,918

Included in trade accounts payable is a loan of $274,000, bearing interest at 8% and due July 3, 2007, payable to former shareholders of Celerica Ltd.  The loan was not repaid on July 3, 2007 and the Company is currently negotiating new terms with the creditors.

7.

Obligations under capital leases:

The Corporation leases research and development and production equipment under capital leases expiring at various dates to 2008.  As at September 30, 2007, future minimum lease payments under capital leases are as follows:

2007	$ 36,208
2008	16,222
$ 52,429

Amount representing interest	(502)
$ 51,909

Current portion	51,909

$ -

Interest rates on the capital leases average approximately 5.07%.  Interest expense for the nine-month period ended September 30, 2007 and 2006 was $8,866, and $59,295, respectively.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

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

During the nine-month period ended September 30, 2007, the Corporation repaid $1,040,000 of the promissory note. As at September 30, 2007, the outstanding principal of the promissory notes was $460,000.

9.

Convertible debentures:

The following table discloses the terms and principal values of the convertible debentures outstanding:

				As at September 30, 2007	As at December 31, 2006
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 700,000
August 2004(a)	8%	$ 0.09	February 28, 2009	-	250,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	700,000	950,000
March 2005(c)	8%	$ 0.20	March 24, 2007	228,594	266,964
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	2,200,000
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	1,750,000
December 2006(f)	8%	$ 0.09	December 13, 2009	1,268,957	1,350,000
September 2004(g)	8%	$ 0.18	September 28, 2006	1,600	44,600
			Total	$ 7,249,151	$ 7,911,564
			Less: debt discounts	(541,919)	(715,904)
				6,707,202	7,195,660
			Current portion	(1,980,193)	(1,947,552)
			Long-term	$ 4,727,009	$ 5,248,108

The debentures are secured by all the assets of the Corporation and the Corporation is restricted from issuing dividends during the period that the convertible debentures remain outstanding.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

(a) Issue date: August 31, 2004

During the nine-month period ended September 30, 2007, $26,942 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. During the nine-month period ended September 30, 2007, $250,000 of the debentures were converted to common shares.

(b) Issue date: February 11, 2005

During the nine-month period ended September 30, 2007, $47,002 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $55,376 will be amortized over the term to maturity of the convertible note.  During the nine-month period ended September 30, 2007, $250,000 of the debentures were converted to common shares.

 (c) Issue date: March 24, 2005

During the nine-month period ended September 30, 2007, accretion of $86,237 (2006 - $85,210) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.   During the nine-month period ended September 30, 2007, $38,370 of the debentures were converted into common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.20 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,483, has been included in the statement of operations as a debt conversion inducement classified as accretion of interest and loss on debt settlement.

The notes came due on March 24, 2007.  As per the terms of the agreement, the interest rate will increase to 20% per annum unless waived by the holders. The Company is currently negotiating new terms with the note holders.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

9.

Convertible debentures (continued):

 (d)

Issue date: February 28, 2006

During the nine-month period ended September 30, 2007, $63,047 amortization of premium has been recorded as a reduction to accretion of interest in the statement of operations. The remaining premium of $174,037 will be amortized over the term to maturity of the convertible note.  During the nine-month period ended September 30, 2007, no debentures were converted.

 (e)

Issued date: June 12, 2006

During the nine-month period ended September 30, 2007, accretion of $27,774 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability. There were no promissory notes converted during the nine-month period ended September 30, 2007. The note was initially due on June 12, 2007, however, the holders have not demanded repayment of the note and the note remains outstanding. The Company is currently negotiating new terms with the note holders.

 (f)

Issue date: December 13, 2006

During the nine-month period ended September 30, 2007, accretion of $196,935 has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.  During the nine-month period ended September 30, 2007, $81,043 of the debentures were converted to common shares.

(g) Issue date: September 30, 2004

During the nine-month period ended September 30, 2007, $43,000 of the debentures were converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.18 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,611, has been included in the statement of operations as a debt conversion inducement classified as accretion of interest and loss on debt settlement.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

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

Severance expense for the nine-month period ended September 30, 2007 was $19,000 (2006 - $31,000).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock:

(a)

Issued and outstanding

During August 2007, the Corporation increased their authorized common shares available for issuance to 520,000,000 from 400,000,000.

During the nine-month period ended September 30, 2007, the Corporation issued 7,630,704 common shares in settlement of $778,164 of accounts payable.

During the nine-month period ended September 30, 2007, the Corporation completed the sale of 27,839,558 and 5,545,454 units at a price of $0.09 and $0.11, respectively, per unit for total gross proceeds of $3,115,560. Each unit consists of one share of common stock and one and a half common stock share purchase warrants, each whole warrants being exercisable for a period of 5 years from closing to acquire an additional share of common stock at an exercise price $0.10 per share.  Pursuant to the terms of the subscription agreement, the Corporation is required to register the shares issued related to investments of $1,955,560 and $610,000 by June 30, 2007 and December 31, 2007, respectively, which has not occurred to date.  As such, the Corporation may be subject to pay partial liquidated damages equal to 1.0% per month of the aggregate purchase price paid by such subscriber pursuant to the subscription agreement for any shares then held by such subscriber, for each month the registration of the shares is outstanding, subject to an overall limit of up to 24 months of partial liquidated damages. The Corporation believes that it is remote that any amount will be paid under the registration statement.

In connection with the equity financing, the Corporation also issued, as investment banking fees, warrants to purchase 1,413,330 shares of common stock at an exercise price of $0.10 per share, valued at $125,877, and paid cash fees of $141,334.  In accordance with the terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon the exercise of warrants.

During the nine-month period ended September 30, 2007, the Corporation issued 7,360,145 common shares for the conversion related to $662,413 of the convertible notes.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

During the nine-month period ended September 30, 2007, the Corporation issued 20,000,000 common shares for the conversion of $2,000,000 Series A preferred shares.

 (b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	Three	months ended	Nine	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss for the period	$ (3,846,132)	$ (2,349,095)	$ (9,678,869)	$ (5,348,039)

Weighted average number of
common shares outstanding	169,615,711	93,834,958	147,560,221	92,778,137

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.07)	$ (0.06)

For the nine-month period ended September 30, 2007 and 2006, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

 (c)

Stock option plan:

The fair value of stock options is determined using the Black-Scholes option-pricing model. The Corporation has recorded $399,552 and $342,074 of stock-based compensation expense during the nine-month period ended September 30, 2007 and 2006, respectively.

The Corporation grants options to employees and non-employees.  There were no options granted to employees during the nine-month period ended September 30, 2007. The fair value of employee and non-employee grants in the nine-month period ended September 30, 2006 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% based on daily stock price; risk-free interest rate of 3.25% and expected lives between 1 to 5 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2006	14,632,637	6,799,167	$ 0.24

Options granted	-	-	-
Options expired	1,257,501	(1,257,501)	0.19
Options exercised	-	-	-
Increase in reserved for issuance	14,546,904	-

Balance, September 30, 2007	30,437,041	5,541,666	$ 0.25

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at September 30, 2007, the intrinsic value of total outstanding options and exercisable options was $ nil.  The aggregate intrinsic value of stock options exercised during the nine-month period ended September 30, 2007 was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

 (c)

Stock option plan (continued):

The weighted-average grant-date fair value of stock options granted during the three month ended September 30, 2007 and 2006 was nil and $0.09, respectively, and the nine month ended September 30, 2007 and 2006 was nil and $0.12, respectively.

As of September 30, 2007, total unrecognized compensation cost related to unvested stock options was $28,898 and is expected to be recognized over a weighted-average period of 1.14 years.

The following table summarizes information about stock options under the plan outstanding at September 30, 2007:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at September 30, 2007	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at September 30, 2007	Weighted average exercise price

$0.11 - 0.20	2,656,666	2.37	$ 0.15	1,973,541	$ 0.15
$0.24 - 0.27	1,860,000	2.50	$ 0.27	1,552,500	$ 0.27
$0.35	625,000	1.75	$ 0.35	625,000	$ 0.35
$0.70	400,000	1.75	$ 0.70	400,000	$ 0.70

	5,541,666	2.30	$ 0.24	4,551,041	$ 0.27

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

(d)

Warrants:

The following transferable share purchase warrants were outstanding as at September 30, 2007.

Expiry date	Exercise price per share	Number of shares
October 01, 2007	$ 0.20	100,000
January 30, 2008	$ 0.25	100,000
January 30, 2008	$ 0.35	100,000
February 13, 2008	$ 0.20	555,555
March 31, 2008	$ 0.50	2,059,492
October 01, 2008	$ 0.25	150,000
June 08, 2009	$ 0.40	600,000
August 17, 2009	$ 0.20	648,386
August 17, 2009	$ 0.22	648,386
August 17, 2009	$ 0.27	648,387
August 17, 2009	$ 0.30	648,387
August 31, 2009	$ 0.10	500,000
August 31, 2009	$ 0.16	1,250,000
October 13, 2009	$ 0.20	150,000
February 11, 2010	$ 0.10	2,500,000
February 11, 2010	$ 0.16	2,000,000
March 24, 2010	$ 0.20	625,000
July 01, 2010	$ 0.40	75,000
July 01, 2010	$ 0.50	75,000
February 28, 2011	$ 0.10	6,875,000
February 28, 2011	$ 0.16	1,375,000
October 31, 2011	$ 0.10	1,500,000
October 31, 2011	$ 0.15	1,500,000
December 13, 2011	$ 0.10	46,087,030
December 21, 2011	$ 0.10	17,007,598
January 05, 2012	$ 0.10	9,496,667
February 28, 2012	$ 0.10	19,089,336
March 05, 2012	$ 0.10	12,086,669
May 26, 2012	$ 0.10	1,666,667
June 07, 2012	$ 0.10	833,334
September 17, 2012	$ 0.10	8,318,181

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

11.

Common stock (continued):

Subsequent to September 30, 2007, in connection with the establishment of a revolving line of credit (note 5), the Corporation issued 5,555,555 warrants at a price of $0.09 and an expiry date of five years from the date of issuance.  The Corporation is required to register the warrants on its next registration statement and in no case more than one year from date of issuance.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

12.  Segmented information:

(a)

Segment information:

During the nine-month period ended September 30, 2007 and 2006, the Corporation was operating only in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information

For the nine-month period ended September 30, 2007, ten percent and ninety percent of our assets are located in British Columbia, Canada and Israel, respectively.  A summary of sales by region of customer location is as follows ($000):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
China	$ -	$ 38	$ 47	$ 1,015
United States	-	258	596	632
Israel	29	226	392	262
Canada	-	317	188	825
Hungary	60	290	381	1,490
India	839	-	3,019	-
Cameroon	-	-	73	-
Germany	-	-	-	40
Turkey	-	-	164	-
Russia	63	-	114	-
Vietnam	-	-	483	-
South Africa	-	-	110	-
Other	84	389	301	394
Total sales	1,075	1,518	5,868	4,658

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

12.  Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	Nine months ended September 30 , 2007	Nine months ended September 30, 2006

Customer A	$ -	$ 958
Customer B	110	495
Customer C	381	1,450
Customer D	1,442	-
Customer E	1,578	-

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	Nine months ended September 30 , 2007	Nine months ended September 30, 2006

Customer A	$ 1,956	$ -

13.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2007	$ 78,970
2008	273,881
2009	179,940

$ 532,792

For the nine-month period ended September 30, 2007, rent expense was $154,058 (2006 - $195,000).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to September 30, 2007.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $480,990 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $721,485 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the nine-month period ended September 30, 2007, the Corporation recorded $31,082 (CDN$33,966) as royalties expense and $58,386 (CDN$66,545) in 2006.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $348,189 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  As at December 31, 2005, the Corporation had received the entire assistance which had been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of September 30, 2007, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

14.

Contingent liabilities (continued):

 (b)

Contingent liability on sale of products (continued):

 (iv)

The Corporate Israeli’s subsidiaries were granted by Canada Israel Industrial Research & Development Foundation (“CIIRDF”) and by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the “OCS”) approval for CIIRDF grants and OCS participation in the cost of several research programs. In return, the Corporate Israeli’s subsidiaries are committed to pay royalties at a rate of 3% to 5% of the sales of the approved products, up to 100% of the amount of the grants received, with the addition of interest at LIBOR. Under certain conditions, the Corporate Israeli’s subsidiaries’ commitment to pay royalties at the rates mentioned above and the total obligation for royalties shall increase. The Corporate Israeli’s subsidiaries are committed to pay increased royalties for income derived from the above mentioned sale of rights.

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $17,300,000 as of September 30, 2007.  For the nine-month period ended September 30, 2007, the Corporation recorded $284,000 (2006 – 19,001) as royalty expense in its statement of operations.

Such amount excludes potential increase resulting from the above mentioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

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

The aggregate potential liability in respect of the said grants on September 30, 2007 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2006	$ 314,904
Provision decrease, net	(1,000)
Expenditures	(102,643)
Balance, September 30, 2007	$ 211,261

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

15.

Supplementary information:

(a)  Cash flow information:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Cash paid for:
Interest	$ 53,391	$ 37,752	$ 121,150	$ 77,095
Non-cash financing and investing activities:
Issuance of convertible debentures for acquisition				1,755,147
Issuance of Series A preferred shares for acquisition		2,000,000		2,000,000
Issuance of Series B preferred shares and warrants for acquisition		11,026,533		11,026,533
Issuance of warrants in settlement of investment banking fees	-	-	125,877	211,234
Issuance of common shares in settlement of accounts payable	221,377	124,306	778,164	342,642
Issuance of common shares on conversion of convertible debentures	37,900	-	662,413	-
Issuance of common shares on conversion of preferred shares	-	-	2,000,000	-

(b)

Allowance for doubtful accounts:

Balance, December 31, 2006	$ 139,160
Provision for doubtful accounts	355,159

Balance, September 30, 2007	$ 494,319

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three and nine months ended September 30, 2007 and 2006 (unaudited)

16.  Restructuring:

In the fourth quarter of 2006, the Corporation initiated an operational restructuring which resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied.

A summary of the activity affecting the Corporation’s accrued restructuring liability, included in accounts payable and accrued liabilities, for the period ended September 30, 2007 is as follows:

	Workforce reduction	Facilities restructuring	Total
Balance at December 31, 2006	$ 364,000	$ 140,000	$ 504,000

Amount paid	(364,000)	(140,000)	(504,000)

Balance at September 30, 2007	-	-	-

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

Results of Operations

Three-month period ended September 30, 2007 and 2006:

Sales and Cost of Goods Sold

Sales for the three-month period ended September 30, 2007 were $1,074,690, a decrease of 29% or $443,167, from $1,517,857 for the three-month period ended September 30, 2006.  In both our historical product lines and new product lines obtained through acquisitions, we have seen a greater diversification in our customer base and geographical areas where the company is now selling its expanded product offerings.  However, in this specific quarter, the decrease was primarily due to fluctuations in the delivery of our production volume projects to our customers.

Cost of goods sold during the three-month period ended September 30, 2007 was $886,358 resulting in a gross margin of $188,332 or 18% of sales, compared to $1,098,499 for the three-month period ended September 30, 2006 resulting in a gross margin of $419,358 or 28% of sales.

The decrease in gross margin is largely attributed to lower revenue levels resulting in less bill of material margin generated and available to cover fixed production related costs.

To the extent that costs are incurred in manufacturing products and have been determined by management to be due to engineering issues these costs have been charged to research and development expenses.

Operating Expenses

Research and Development

Research and development expenses for the three-month period ended September 30, 2007 were $1,455,765, an increase of $731,830 or 101%, from $723,935 for the three-month period ended September 30, 2006.  This increase was primarily the result of:

-

Additional research and development expenses from the three acquired companies (Avantry, Celerica, & Celletra) which had only become part of the group as of the comparative prior  period:

-

Product material costs, of approximately $625,000, required to manufacture products where the engineering process of the products was being done parallel to the production in order to fulfill certain customers’ expedited orders for specific equipments in both India and Russia. It is anticipated that there will be an ongoing order stream from these new, large, key accounts, including Motorola, Nokia and Ericsson.

-

Recording $235,293 as a write-down of raw materials to be used in research and development due to obsolete inventory during the three-month period ended September 30, 2007.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2007 were $277,600, a decrease of $266,431, or 49%, from $544,031 for the three-month period ended September 30, 2006.   This decrease was primarily the result of the completion of restructuring in 2006 which reduced the number of employees in the sales and marketing department.

Royalty payments for government grants

Royalty payments for government grants for the three-month period ended September 30, 2007 were $30,389, a decrease of $785, from $31,174 for the three-month period ended September 30, 2006. This decrease was primarily the result of the decrease in the sales volume.

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended September 30, 2007 were $836,426, an increase of $416,982, from $419,444 for the three-month period ended September 30, 2006. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006. During the three-month period ended September 30, 2007, the Corporation recorded $738,910 as the amortization of the intangibles.

Foreign exchange Loss

Foreign exchange loss for the three-month period ended September 30, 2007 was $89,476, an increase of $83,956, from $5,520 for the three-month period ended September 30, 2006 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense for the three-month period ended September 30, 2007 increased by $192,952 to $377,124 from $184,172 for the three-month period ended September 30, 2006. This increase was primarily the result of the increase in interest expense from the issuance of convertible debentures in February and December of 2006.

General and Administrative

General and administrative expenses for the three-month period ended September 30, 2007 increased by 4% to $818,552, an increase of $68,844, from $749,708 for the three-month period ended September 30, 2006. The change was primarily the result of a reduced headcount due to the restructuring completed in December 2006 offset by an increase in the investors relations activities during the three-month period ended September 30, 2007.

Share compensation expense

Celletra’s share compensation expenses were $56,250 for the three-month period ended September 30, 2007.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of the Company’s common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If this target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and has amortized the amount on a straight line basis over one year. The amortization for the three months ended September 30, 2007 was $56,250.  The full amount has been amortized as of September 30, 2007.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the three-month period ended September 30, 2007 was $48,031, a decrease of $14,798, compared to $62,829 for the three-month period ended September 30, 2006. This decrease was primarily the result of the debt modifications of the convertible notes issued in August 2004, February 2005 and February 2006 which resulted in losses on debt settlements recorded in 2006. The Corporation recorded an amortization of the premium on the convertible notes for $27,696 against the accretion of interest in the three-month period ended September 30, 2007.

Loss for the Quarter Ended September 30, 2007

Loss for the three-month period ended September 30, 2007 increased by 64%, or $1,497,037, to $3,846,132, from $2,349,095 for the three-month period ended September 30, 2006.  This increase was primarily the result of the increase in amortization of intangible assets and the additional research and development expenses relating to the acquired companies.

Nine-month period ended September 30, 2007 and 2006:

Sales and Cost of Goods Sold

Sales for the nine-month period ended September 30, 2007 were $5,868,115, an increase of 26% or $1,210,231, from $4,657,884 for the nine-month period ended September 30, 2006.  In both our historical product lines and new product lines obtained through acquisitions we have seen a greater diversification in our customer base and geographical areas where the company is now selling its expanded product offerings.

Cost of goods sold during the nine-month period ended September 30, 2007 was $4,506,244 resulting in a gross margin of $1,361,871 or 23% of sales, compared to $3,577,474 for the nine-month period ended September 30, 2006 resulting in a gross margin of $1,080,410 or 23% of sales.

The Corporation has been experiencing improved gross margins on mature product lines largely attributed to:

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

However, on recently introduced product lines the manufacturing efficiencies have not been achieved yet due to set up costs amortized over smaller production runs and lower purchasing power due to purchasing of fewer components.  As a result, the Corporation has realized lower gross margins and a greater amount of costs related to these products has been charged to research and development.

As a result, on average, between the effects of the mature and recently introduced product lines the gross margins have remained constant.

To the extent that costs are incurred in manufacturing products and have been determined by management to be due to engineering issues these costs have been charged to research and development expenses.

Operating Expenses

Research and Development

Research and development expenses for the nine-month period ended September 30, 2007 were $3,537,491, an increase of $1,921,923 or 119%, from $1,615,568 for the nine-month period ended September 30, 2006. This increase was primarily the result of:

-

Additional research and development expenses from the three acquired companies (Avantry, Celerica, & Celletra) which had only become part of the group as of the last year comparative period:

-

Product material costs, of approximately $1,100,000, required to manufacture products where the engineering process of the products was being done parallel to the production in order to fulfill certain customers’ expedited orders for specific equipment in both India and Russia. It is anticipated that there will be an ongoing order stream from these new, large, key accounts,  including Motorola, Nokia and Ericsson.  Such additional costs incurred in manufacturing products due to engineering issues have been charged to research and development.

-

Recording $423,293 as a write-down of raw materials to be used in research and development due to obsolete inventory during the nine-month period ended September 30, 2007.

Sales and Marketing

With the additional two new major product lines, and entering into new major markets such as India, Russia, and South East Asia, through the 2006 acquisition processes, our sales and marketing expenses for the nine-month period ended September 30, 2007 were $1,047,153, an increase of $48,055, or 5%, from $999,098 for the nine-month period ended September 30, 2006.   This increase was primarily the result of the additional sales initiatives that include additional sales personnel on staff, and additional expenses relating to the acquired businesses also caused the increase in sales and marketing expenses.

Royalty payments for government grants

Royalty payments for government grants for the nine-month period ended September 30, 2007 were $315,082, an increase of $237,695, from $77,387 for the nine-month period ended September 30, 2007. This increase was primarily the result of the increase in sales during the nine-month period ended September 30, 2007.

Depreciation and Amortization

Depreciation and amortization expenses for the nine-month period ended September 30, 2007 were $2,552,126, an increase of $1,979,081, from $573,045 for the nine-month period ended September 30, 2006. This increase was primarily the result of the amortization of the intangible assets recorded relating to the acquired companies in 2006. During the nine-month period ended September 30, 2007, the Corporation recorded $2,216,730 as the amortization of the intangibles.

Foreign exchange Loss

Foreign exchange loss for the nine-month period ended September 30, 2007 was $121,658, an increase of $66,612, from $55,046 for the nine-month period ended September 30, 2006 due to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense for the nine-month period ended September 30, 2007 increased by $419,282 to $804,567 from $385,285 for the nine-month period ended September 30, 2006. This increase was primarily the result of the increase in interest expense from the issuance of the convertible debentures in February of 2006 and December of 2006.

General and Administrative

General and administrative expenses for the nine-month period ended September 30, 2007 rose 30% to $2,136,983, an increase of $497,067, from $1,639,916 for the nine-month period ended September 30, 2006. The change was primarily the result of reduced headcount costs due to the restructuring completed in December 2006 offset by an increase in the investors relations activities during the nine-month period ended September 30, 2007.

.

Share compensation expense

Celletra’s share compensation expenses were $281,250 for the nine-month period ended of September 30, 2007.  At the request of the Celletra shareholders 5% of the total consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which is instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of the Company’s common stock is equal to or exceeds $0.20 for a period of seven consecutive days.  If this target share price is met, the shares are to be distributed.  If this milestone is not achieved the shares will be returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and have amortized the amount on a straight line basis over one year.  The amortization for the nine months ended September 30, 2007 was $281,250.  The full amount has been amortized as of September 30, 2007.

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the nine-month period ended September 30, 2007 was $237,049, a decrease of $1,444,129, compared to $1,681,178 for the nine-month period ended September 30, 2006. During the three month period ended March 31, 2006, the Corporation entered to an agreement of the modification of the terms of the debentures which were issued in August 2004 and February 2005 which resulted in a total loss on debt settlement of $1,452,722. No modification of debentures or warrants was made for the nine-month period ended September 30, 2007.

During the nine-month period ended September 30, 2007, the Corporation also recorded $63,094 as debt conversion inducements related $81,370 debentures converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rate.

Loss for the nine-month period ended September 30, 2007

Loss for the nine-month period ended September 30, 2007 increased by 81%, or $4,330,830, to $9,678,869, from $5,348,039 for the nine-month period ended September 30, 2006.  This increase was primarily the result of the increase in amortization of intangible assets and the additional research and development expenses relating to the acquired companies.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at September 30, 2007 of $51,786,256.  During the nine-month period ended September 30, 2007, we incurred a net loss of $9,678,869.

During the nine-month period ended September 30, 2007, our cash position was decreased to $353,977. This decrease was primarily due to the payment of trade payables and the short-term loan.

During the nine-month period ended September 30, 2007, the Corporation issued common shares as follows:

i.

Issue of 7,630,704 common shares on settlement of $778,164 of accounts payable.

ii.

Issue of 27,839,558 and 5,545,454 units of common shares at a price of $0.09 and $0.11, respectively, per unit for gross proceeds of $3,115,560.

iii.

Issue of 7,360,145 common shares on conversion of $662,413 convertible notes.

iv.

Issue of 20,000,000 common shares on conversion of $2,000,000 Series A preferred shares.

During the nine-month period ended September 30, 2007, we purchased $10,000 in equipment and disposed of $45,482 of equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $585,221 through 2009, we have no material commitments outstanding at September 30, 2007.

During the nine months ended September 30, 2007 convertible notes amounting to $1,978,594 and promissory notes amounting to $274,000 came due.  The notes have not been repaid and the Company is currently negotiating new terms with the note holders.  The Company is also negotiating new terms with the note holders of promissory notes, amounting to $460,000, which came due in December 2006.  None of the note or debenture holders have demanded repayment at this time.

Subsequent to September 30, 2007, the Corporation obtained an additional revolving line of credit of a maximum of $2,000,000, which bears interest at LIBOR + 3.0% and is secured by a general floating lien on all of Celletra’s assets.

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

While convertible notes and warrant purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 are outstanding, we cannot declare dividends on our commons shares. As of September 30, 2007, we had working capital deficit of $9,827,060 our operations presently have net cash outflow of $4,384,837 for the nine-month period ended September 30, 2007. Our ability to continue as a going concern may be dependent upon one or more factors, that may include: our ability obtaining further financing; an increased rate of market acceptance of our current products and any new product offerings that we may introduce; the continuing successful development of our products and related technologies; and achieving a profitable level of operations Moving forward, although the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.

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

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 (“Evaluation Date”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have identified conditions as of September 30, 2007 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.   Due to these deficiencies, the Chief Executive Officer performs frequent reviews of financial information to ensure that transactions are properly recorded.  There was no change in the Company's internal control over financial reporting during the period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2007, the Corporation issued 7,630,704 common shares in settlement of $778,164 of accounts payable.

During the nine-month period ended September 30, 2007, the Corporation issued 33,385,012 common shares to private investors, in the aggregate principal amount of $3,115,560, and warrants to purchase 50,077,518 shares of common stock at $0.10 per share.

In connection with the financing, the Company also issued, as investment banking fees, to Meitav Underwriting Ltd., warrants purchasing 1,413,336 shares of common stock at an exercise price of $0.10 per share and in the form of the Warrants.

The securities were offered and sold pursuant to the provisions of Regulation S under the U.S. Securities Act of 1933.

Subsequent to September 30, 2007, in connection with the establishment of a revolving line of credit, the Company issued 5,555,555 warrants at a price of $0.09 and an expiry date of five years from the date of issuance.

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
November 19, 2007

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

Date: November 19, 2007

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

 Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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
November 19, 2007