Form 10KSB
period 2007-12-31
UNITY WIRELESS CORP
filed 2008-05-15
CIK 1100451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  0-30620

Unity Wireless Corporation (name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1940650 (I.R.S. Employer Identification No.)
P.O Box 106, Tavor Building #1, Yokne'am Ilit, Israel (Address of principal executive offices)	20692 (Zip Code)

Issuer's telephone number  972-73-7374700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]     No [X ]

State Issuer's revenues for its most recent fiscal year:  $7,022,115

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

182,920,028 common shares at $0.03(1) = $5,487,601

(1) Closing price on March 31, 2008

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

182,920,028 common shares issued and outstanding as of March 31, 2008

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

The Company acquired three companies in fiscal 2006 as described below:

On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”) pursuant to the terms of a merger agreement dated February 15, 2006 (“Merger Agreement”).  Avantry is in the business of offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic.  The Corporation acquired Avantry in order to obtain a complementary set of products to the Corporation.  Under the term of the Merger Agreement, Unity Wireless Corporation acquired the net assets of Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per shares and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147.

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

On August 17, 2006, the Corporation acquired Celletra Ltd. (“Celletra”). Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells. Under the terms of the purchase agreement, the Corporation acquired the net assets of Celletra in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock at a prices between $0.20 and $0.30 expiring August 17, 2009 (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock).  Each Series B convertible non-redeemable preferred share is convertible into 1,000 shares of common stock.  The 90,000 preferred shares have been valued at a fair value of $9,000,000 based on multiplying the Corporation’s common share market price as of the closing date of the acquisition by the number of common stock into which the preferred stock is convertible.  The warrants have been valued at a fair value of $2,026,533 calculated using the Black-Scholes option-pricing model.

Our Current Business

Principal Products

Until February 25, 2008, Unity’s products have been divided into two main lines. The first line of business is Coverage Enhancement Solutions (CES), such as repeaters, and tower mounted amplifiers, that are utilized by Wireless Network Operators to extend coverage and manipulate capacity so that their overall network performance is enhanced in the most cost effective manner.

The second area of Unity's business has been supplying high power amplifiers (HPA) and related subsystems to the large Original Equipment Manufacturers (OEM) of base transceiver stations (BTS or base stations). Base stations are the main radio system in any wireless network and Unity has developed over 40 HPA models that are used in cellular, personal communication services, (PCS), paging, wireless local loop (WLL) and third generation (3G) BTSs.  Almost all of our products have been custom made or have been adapted for each customer's particular requirements.

On February 25, 2008, Unity Wireless Corporation, through its subsidiary Unity Wireless Systems Corporation, entered into an Asset Purchase Agreement for the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc. (“Moventis”).  In connection with the Asset Purchase Agreement, Unity and its subsidiaries also entered into a manufacturing services agreement with a related company of Moventis, PTL Electronics Ltd. (“PTL”) under which Unity has committed to use PTL (or its related companies) as its exclusive manufacturer of printed circuit board assembly products for a period of 24 months, or until all debt owed from Unity and its subsidiaries to PTL is repaid in full.  Closing of the above transaction is subject to receiving the approval of the transaction by certain lien holders on the Company's assets as well as other conditions to be met as specified in the agreement. Further details of the arrangement are included in Note 21 to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

As at December 31, 2007 the Corporations executive and head offices were in Canada located at 7438 Fraser Park Drive, Burnaby, British Columbia.  Subsequent to December 31, 2007 this office was closed and our executive and head offices were moved to P.O Box 106, Tavor Building #1, Yokne'am Ilit, 20692, Israel.

Substantially all of our long-lived assets and principal business operations are located in Yokne’am, Israel.  Revenues from operations were $7,022,115 in the year ended December 31, 2007 and $7,343,552 in the year ended December 31, 2006.  A summary of sales by geographic region for the years ended December 31, 2007 and 2006 is as follows (in thousands):

Place	2007 Sales	% of Total 2007 Sales	2006 Sales	% of Total 2006 Sales
Israel	$ 397	5%	$ 275	4%
United States	619	9%	1,242	17%
China	47	1%	1,068	15%
Canada	188	3%	1,008	14%
Hungary	406	6%	2,200	30%
India	3,922	55%	146	2%
Peru	-	-	110	1%
Turkey	164	2%	234	3%
Russia	292	4%	81	1%
Indonesia	-	-	660	9%
Cameroon	73	1%	-	-
South Africa	110	2%	-	-
Vietnam	483	7%	-	-
Other	321	5%	319	4%
Total	$ 7,022	100%	$ 7,343	100%

Product Research and Development

During the years ended December 31, 2007 and 2006, we spent $3,954,269 and $3,383,430, respectively, on research and development activities, including stock-based compensation expenses of $24,008 and $53,087, respectively.

In the most recent two years, we have augmented our research and development capabilities through our corporate acquisitions. We devote a large portion of our research and development resources towards next generation products and towards developing products for customers that we consider to have long-term revenue and growth potential.

Sales and Marketing of Our Products

Our principal customers include both direct sales to operators of wireless networks and sales to the original equipment manufacturers (“OEMs”) that sell their products to operators of wireless networks.

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

The process to assemble, test and tune many of our current products is labor intensive.  We assemble, configure, tune and test our products and radio frequency circuitry in our facility located in Yokne’am, Israel, for low volume production orders. We rely on contract manufacturers in Canada and China for our high volume production orders.

The principal raw materials used in the production of our products are mostly standard electronic, plastic and hardware components.  We have from time to time experienced difficulties in obtaining raw materials and we reduce supply risk by using alternate suppliers.

Our arrangements with suppliers are on a short-term basis. To date we have not entered into any long-term arrangements.

Competition and Competitive Advantage

Within our market, there are two dominant companies and a number of smaller ones.  The dominant companies, Powerwave Technologies and Andrew Corporation, collectively represent a significant portion of sales.  These companies are vertically integrated suppliers of RF power amplifiers, components, antenna systems, primarily to customers in the telecom and defense industries, and supply the largest OEM vendors in our industry.

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

Trade-Marks

We use the trade-mark "Unity Wireless," which is registered in Canada.  We intend to register the "Unity Wireless" trade-mark in the U.S. and other countries.  We also use the trade-marks "Celletra", “Celerica”, and “Avantry”, which are registered in Israel.

Service and Product Warranty

We offer a standard warranty of one year on parts and labor from date of shipment and on occasion offer a warranty period of up to three years.  We repair units under warranty at our cost and return the units freight prepaid back to the customer.  We generally warranty a repaired unit for the remainder of the original warranty period or for one year from the repair date, whichever is longer.

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

Government Regulation

Our products are sold as components that form part of larger systems.  The manufacturer or integrator of the systems must test them for compliance with Federal Communications Commission (FCC) standards to avoid radio frequency emissions that could interfere with other radio frequency transmissions or similar regulatory standards in other countries.  We do not test our amplifier products for compliance at the component level.  Nonetheless, if a system in which our amplifiers are included fails to satisfy applicable standards, whether due to emissions from our amplifiers or other causes, sales of our amplifiers would be adversely affected.

Significant Customers

We had sales of $7,022,115 and $7,343,552 for the years ended December 31, 2007 and 2006, respectively.   In 2007, one customer accounted for 30% of sales and another accounted for 27% of sales.  In 2006, one customer accounted for 30% of sales and another accounted for 13% of sales. No other customers accounted for more than 10% of our sales in the last two fiscal years.

Employees

In connection with the sale of the amplifier business to Moventis, 6 employees in Canada were terminated.  We currently employ 31 people, of which 1 is located in the United States and 30 are located in Israel.  All employees are engaged on a full-time basis.

Item 2.  Description of Property.

As at December 31, 2007 the Corporations executive and head offices were in Canada located at 7438 Fraser Park Drive, Burnaby, British Columbia.  Subsequent to December 31, 2007 this office was closed and our executive and head offices were moved to P.O Box 106, Tavor Building #1, Yokne'am Ilit, 20692, Israel.  The offices are approximately 10,000 square feet in size and are leased, expiring June 30, 2009, at a monthly rent of approximately $10,000 excluding property taxes, maintenance and utilities.

As at December 31, 2007 we had facilities in China located at 201 - The Old Soldier Industrial Park, 44 Tie Zai Road, Xi Xiang of Bao An District, Shenzhen, P. R. China and in Canada located at 7438 Fraser Park Drive, Burnaby, British Columbia.  Subsequent to December 31, 2007 these facilities were closed and all operational functions were centralized in Israel.

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

We have been sued in the Supreme Court of British Columbia, Canada, by TRS-Rentelco (“TRS”).  TRS alleges that equipment rentals provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $400,000.  We dispute the allegations and are defending the claim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

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

We have been sued in the Supreme Court of British Columbia, Canada, by Telogy Inc. (“Telogy”).  Telogy alleges that equipment rentals provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $289,000.  We dispute the allegations and are defending the claim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

We have been sued in the Supreme Court of British Columbia, Canada, by RK Equity Investors (“RK Equity”).  RK Equity alleges that services provided to Unity Wireless Corp. have not been paid and claim in total approximately $60,000.  We dispute the allegations and are defending the claim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

We have been sued in the Supreme Court of British Columbia, Canada, by Canadian Circuit Inc. (“Canadian Circuits”).  Canadian Circuits alleges that products provided to Unity Wireless Systems Inc. have not been paid and claim in total approximately $40,000.  We dispute the allegations and are defending the claim.  No trial date has been set.    The matter is at a very preliminary stage.  We do not expect the proceeding to have any material adverse effect on us.

Item 4.  Submissions of Matters to a Vote of Security Holders.

On May 14, 2007, our board of directors adopted a resolution approving the increase of our authorized common stock from 400,000,000 shares of common stock, par value $0.001 to 520,000,000 shares of common stock, par value $0.001.  The resolution of the directors also recommended that shareholders approve the increase in the authorized common stock.  The Company subsequently obtained the written consent of shareholders holding the requisite majority of the voting rights to the increase in the authorized common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2007	$0.08	$0.03
September 30, 2007	$0.15	$0.06
June 30, 2007	$0.20	$0.10
March 31, 2007	$0.12	$0.09
December 31, 2006	$0.14	$0.07
September 30, 2006	$0.14	$0.06
June 30, 2006	$0.17	$0.10
March 31, 2006	$0.21	$0.13

Our common shares are issued in registered form.  Computershare Trust Company of Canada, 4th Floor, 510 Burrard Street, Vancouver, British Columbia, V6C 3B9 (Telephone: (604) 661-9400; Facsimile: (604) 661-9401) is the registrar and transfer agent for our common shares.

On March 31, 2008, the shareholders' list of our common shares showed 279 registered shareholders and 182,920,028 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our intention is to retain future earnings for use in our operations and the expansion of our business.  In any event, we are restricted from declaring dividends on our common shares pursuant to  Convertible Note and Warrant Purchase Agreement dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006, and December 13, 2006.

Equity Compensation Plan Information

Our current stock option plan, entitled the 1999 Stock Option Plan, was adopted by our directors on December 6, 1999 and approved by our shareholders on July 5, 2000.  The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2007.

Number of Common Shares to be issued upon exercise of outstanding options (a)	Weighted-Average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
5,020,000	$0.26	31,121,565 (1)

(1)  On July 5, 2000, our shareholders approved a change in the maximum number of options issuable under the plan to 20% of the number of common shares outstanding.  As at December 31, 2007, the maximum number was 36,584,006.  For further information on our stock option plan, refer to footnote 13 of the audited consolidated financial statements included with this annual report.

Recent Sales of Unregistered Securities

During the three month period ended December 31, 2007 we issued:

•

2,314,290 common shares to settle the outstanding payables of $133,286.

•

712,201 common shares for the conversion of Series B Preferred Shares.

Except as noted above, we issued these securities in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1933 Act (the “Act”) and Rule 506 thereunder from the registration requirements under the Act.

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

On February 25, 2008, Unity Wireless Corporation, through its subsidiary Unity Wireless Systems Corporation, entered into an Asset Purchase Agreement for the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc. (“Moventis”).  In connection with the Asset Purchase Agreement, Unity and its subsidiaries also entered into a manufacturing services agreement with a related company of Moventis, PTL Electronics Ltd. (“PTL”) under which Unity has committed to use PTL (or its related companies) as its exclusive manufacturer of printed circuit board assembly products for a period of 24 months, or until all debt owed from Unity and its subsidiaries to PTL is repaid in full.  Closing of the above transaction is subject to receiving the approval of the transaction by certain lien holders on the Company's assets as well as other conditions to be met as specified in the agreement. Further details of the arrangement are included in Note 21(a) to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

The financial statements have been prepared on the going concern basis under which an entity is assumed to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term debt or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  Currently, we are being financed by promissory notes issued to certain shareholders of the Company.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report attached to the consolidated financial statements for the year ended December 31, 2007, which is included in this annual Form 10-KSB, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements included with this annual form 10-KSB do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales and Cost of Goods Sold

Total sales for the year ended December 31, 2007 were $7,022,115, representing a decrease of 4.38% or $321,437 over total sales of $7,343,552 for the prior fiscal year.  Total sales recorded in 2007 from Canada and Israel were $1,924,115 and $5,098,000, respectively. In our historical product lines, due to competitive pressures, we have been experiencing a decline in our customer base and revenues while our new product lines, obtained through acquisitions, have seen a greater diversification in their customer base and geographical areas, where the company is now selling its expanded product offerings, resulting in an increase in revenues.   This has resulted in our overall revenues remaining relatively unchanged for 2007.

Cost of goods sold for the year ended December 31, 2007 was $8,752,658, resulting in a negative gross margin of $1,730,543 or (24.64%) of net sales, compared to cost of goods sold of $5,596,185 and a gross margin of $1,747,367 or 23.8% of net sales for the year ended of 2006.

Gross margin has decreased from 2006 to 2007 due to the fact that manufacturing efficiencies have not yet been achieved in our recently introduced product lines due to set up costs amortized over smaller production runs and lower purchasing power due to purchasing of fewer components.  As a result, the Corporation has realized lower gross margins and a greater amount of costs related to these products have been charged to research and development.  In addition, as part of the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc (note 21(a)), the parent company of our outsourced manufacturer PTL Electronics, the corporation agreed to various production related charges, amounting to $2,031,469 related to product already delivered to the Company, which have been recorded in cost of sales.  The corporation also recorded an inventory write-down of $650,000.

To the extent that costs are incurred in manufacturing products and have been determined by management to be due to engineering issues these costs have been charged to research and development expenses.

Cost of goods sold included stock-based compensation expense of $4,065 for the year ended December 31, 2007 and $17,420 for the prior year.

Cost of goods sold in 2007, excluding stock based compensation expenses, attributable to Canada and Israel were $1,878,124 and $6,870,469, respectively.

Operating Expenses

Research and Development

Research and development expenses for the year ended December 31, 2007 were $3,954,269, representing an increase of $570,839 or 16.87% over research and development expenses in 2006 of $3,383,430.  This increase was primarily the result of:

-

Additional research and development expenses from the three companies (Avantry, Celerica, & Celletra) acquired in 2006;

-

Product material costs, of approximately $663,000, required to manufacture products where the engineering process of the products was being done parallel to the production in order to fulfill certain customers’ expedited orders for specific equipment in both India and Russia. It is anticipated that there will be an ongoing order stream from these new, large, key accounts, which include Motorola, Nokia and Ericsson.  Such additional costs incurred in manufacturing products due to engineering issues have been charged to research and development.

-

Recording $772,207 as a write-down of raw materials to be used in research and development due to obsolete inventory during the year ended December 31, 2007.

The above cost increases were partially offset by the impact of our restructuring in the fourth quarter of 2006, resulting in a net year-over-year increase in research and development expenses of 24.11%.

Research and development expense includes stock-based compensation expense of $24,008 for the year ended December 31, 2007 and $53,087 for the prior year.

Research and development expenses in 2007, excluding stock based compensation expenses, attributable to Canada and Israel were $2,043,261 and $1,887,000, respectively.

Royalty payments for government grants

Royalty payments for government grants for the year ended December 31, 2007 were $378,903, an increase of $253,015 or 200.98%, from $125,888 in the prior year. This increase was primarily the result of the increase in sales of products with attached royalties during the 2007 year.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2007 were $1,293,727, representing a decrease of $461,333 or 26.29% from sales and marketing expenses of $1,755,060 in the prior year.  This decrease was primarily the result of a decrease in sales personnel following our restructuring in the fourth quarter of 2006.

Sales and marketing expenses include stock-based compensation expense of $17,982 for the year ended December 31, 2007 compared to $53,694 for the prior year.

Sales and marketing expenses in 2007, excluding stock based compensation expense, attributable to Canada and Israel were $508,745 and $767,000, respectively.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2007 were $8,143,234, representing an increase of $6,318,666 or 346.31% over depreciation and amortization expenses of $1,824,568 in the prior year.  This increase was primarily the result of the amortization and impairment of the intangible assets recorded relating to the companies acquired in 2006. During the year ended December 31, 2007, the Corporation recorded $2,955,640 related to the amortization of intangible assets and 4,755,756 related to the impairment (note 3(i) and 4(d) to the consolidated financial statements).

Foreign Exchange Loss

Foreign exchange loss for the year ended of 2007 was $55,261, an increase of $16,533, from $38,728 for the year ended December 31, 2006.  This change was attributable to fluctuations in the currency exchange rate between the U.S. and Canada.

Interest Expense

Interest expense, excluding accretion of interest and loss on debt settlement, for the year ended December 31, 2007 was $1,324,383, representing an increase of $737,614 or 125.71% over interest expense of $586,769 in the prior year.  This increase was primarily the result of interest expense related to the issuance of the convertible debentures in February of 2006 and December of 2006.

General and Administrative

General and administrative expenses for the year ended December 31, 2007 were $3,126,306, representing an increase of $676,871 or 27.63% over general and administrative expenses of $2,449,435 in the prior year.  The change was primarily the result of reduced headcount costs due to the restructuring completed in December 2006, which was offset by an increase in investor relations activities and an increase in allowance for doubtful receivable accounts of $767,429.

General and administrative expenses in 2007 included stock-based compensation expense of $72,247, compared to $266,387 in the prior year.

General and administrative expenses in 2007, excluding stock based compensation expenses, attributable to Canada and Israel were $2,056,059 and $998,000, respectively.

Share compensation expense

Celletra’s share compensation expenses were $281,250 for the year ended December 31, 2007, compared to $168,750 in the prior year.  At the request of the Celletra’s former shareholders, 5% of the total consideration paid for the company, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders.  The trust was instructed to issue the shares to current and former employees of Celletra if at any time within one year after the closing date, the price per share of the Company’s common stock was equal to or exceeded $0.20 for a period of seven consecutive days.  If this target share price was met, the shares were to be distributed.  If this milestone was not achieved the shares would be returned back to the selling shareholders of Celletra.  This milestone was not achieved and, as such, the shares were returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and has amortized the amount on a straight line basis over one year.  The full amount has been amortized as of December 31, 2007.

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

Other Expenses

Accretion of Interest and Loss on Debt Settlement

Accretion of interest and loss on debt settlement for the year ended December 31, 2007 was $778,998, representing a decrease of $4,671,053 or 85.71% from $5,450,051 in the prior year.  This decrease was primarily the result of the loss on debt settlement recorded in 2006 related to modifications to the terms of the debentures which were issued in August 2004, February 2005 and February 2006 and to warrants issued to the former shareholders of Celletra Ltd. as part of the acquisition consideration which were modified as part of the Corporations convertible debenture financing in December 2006.

Goodwill Write-down

Due to declining operating results the Company performed an impairment test of goodwill as at December 31, 2007 which resulted in goodwill impairment charges of $6,866,647 (note 3(h) to the consolidated financial statements).

Net Loss for the Year Ended December 31, 2007

Net loss for the year ended December 31, 2007 was $27,939,215 compared to a net loss of $14,834,901 in the prior year.  The increased loss of $13,104,314 was primarily due to the amortization and impairment of intangibles assets, goodwill write-down, and the increase in cost of goods sold

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at December 31, 2007 of $70,046,602.  During the year of 2007, we incurred a net loss, after stock-based compensation, of $27,939,215.

During the year ended December 31, 2007, our cash position decreased to $444,130. This decrease was primarily due to the loss for the year, the payment of trade payables and repayment of the short-term loan.

During the year ended December 31, 2007, the Corporation issued common shares as follows:

i.

Issue of 14,303,651 common shares in settlement of $1,332,165 of accounts payable.

ii.

Issue of 27,839,558 and 5,545,454 units of common shares at a price of $0.09 and $0.11, respectively, per unit for gross proceeds of $3,115,260.  Each unit entitles the holder to one common share and a warrant exerciseable into one and one half common shares.

iii.

Issue of 7,360,145 common shares on conversion of $662,413 convertible notes.

iv.

Issue of 20,000,000 common shares on conversion of 20,000 Series A preferred shares.

v.

Issue of 712,201 common shares on conversion of 712.201 Series B preferred shares.

During the year ended December 31, 2007, we purchased $12,000 in equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of $503,821 through 2010, we have no material commitments outstanding at December 31, 2007.

During the year ended December 31, 2007 convertible notes amounting to $1,980,193 and promissory notes amounting to $276,000 came due.  The convertible notes have not been repaid and the Company is currently negotiating new terms with the convertible note holders.  As at December 31, 2007, $250,000 of the promissory note holders agreed to convert their notes into common shares of the Company at $0.09 per share.

During 2007, $370,000 of promissory notes bearing interest at 22% in 2007, that initially came due in December 2006, had their maturity extended to April 30, 2008 and the interest rate reduced to 8%.  The note was not repaid as at April 30, 2008 and the interest rate has increased to 22% per annum.  The Company is negotiating new terms with the note holders of the remaining $90,000 promissory note.  None of the note or debenture holders have demanded repayment at this time.

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2%.  The balance of $763,000 as at December 31, 2007 is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a current maximum of $1,100,000, which bears interest at LIBOR + 2.5% and is secured by a general floating lien on all of Celletra’s assets. As at December 31, 2007, the outstanding balance of this line of credit was $790,000.

During the year ended December 31, 2007, the Corporation obtained an additional revolving line of credit of a maximum of $2,000,000, with an initial maturity of October 17, 2008, which bears interest at LIBOR + 3.0% and is secured by a general floating lien on all of Celletra’s assets. As at December 31, 2007, the outstanding balance of this line of credit was $1,751,484.

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

While convertible notes and warrant purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 are outstanding, we cannot declare dividends on our common shares. As of December 31, 2007, we had working capital deficit of $20,054,465 and our operations generated a net cash outflow of $5,254,807 for the year ended December 31, 2007. Our ability to continue as a going concern may be dependent upon one or more factors, that may include: our ability obtaining further financing; an increased rate of market acceptance of our current products and any new product offerings that we may introduce; the continuing successful development of our products and related technologies; and achieving a profitable level of operations Moving forward, although the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.

On February 25, 2008, Unity Wireless Corporation, through its subsidiary Unity Wireless Systems Corporation, entered into an Asset Purchase Agreement for the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc. (“Moventis”) for $3,000,000.  In connection with the Asset Purchase Agreement, Unity and its subsidiaries also entered into a manufacturing services agreement with a related company of Moventis, PTL Electronics Ltd. (“PTL”) under which Unity has committed to use PTL (or its related companies) as its exclusive manufacturer of printed circuit board assembly products for a period of 24 months, or until all debt owed from Unity and its subsidiaries to PTL is repaid in full.  Closing of the above transaction is subject to receiving the approval of the transaction by certain lien holders on the Company's assets as well as other conditions to be met as specified in the agreement. Further details of the arrangement are included in Note 21(a) to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

In connection with the Asset Purchase Agreement, as settlement of the remaining debt owed by Unity and its subsidiaries to PTL, Unity agreed to issue 12,000,000 common shares to PTL (or its nominee) and to enter into a promissory note agreement in the amount of $1,878,141 in favour of PTL. Unity will provide PTL with a piggy-back registration rights agreement for the common shares.  The promissory note bears interest at 10% and is repayable over 24 months commencing May 15, 2008, with payments of $20,000 per month for the first twelve months and payments of $50,000 per month thereafter.  The note will be secured by a general security agreement subordinated to existing security interests. Additionally, Unity has committed that, in the event that Unity or any of its related companies completes any equity or debt financing, then the lesser of 20% of such financing, or the outstanding balance of the promissory note shall be paid to PTL.

Our Auditors’ report on our 2007 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

b)   On July 3, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Acquisition Corporation (“UW Acquisition”) acquired Celerica Inc. (“Celerica”).  Under the terms of the Celerica Agreement, the Company acquired the net assets of Celerica Inc. in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares. Each share of the Series A preferred stock will automatically convert into 1,000 shares of common stock. The preferred shares have been initially valued at a fair value of $2,000,000 based on multiplying the stock price as of the date of the agreement by the number of common stock that the preferred stock is convertible into.

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

c)    On August 17, 2006, the Company completed the merger pursuant to the terms of a merger agreement.  Under the term of the Celletra Agreement, the Company acquired the net assets of Celletra Ltd. in exchange for 90,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock). Each share of the Series B preferred stock will be converted into 1,000 shares of common stock upon approval of an increase of authorized share capital and at the election of the preferred share holders or will be automatically converted into 1,000 common stock on the later of the approval date or thirty days after the Company’s second annual general meeting. The 90,000 preferred shares have been valued at a fair value of $9,000,000 based on multiplying the Corporation’s common share market price as of the closing date of the acquisition by the number of common stock into which the preferred stock is convertible.  The warrants have been valued at a fair value of $2,026,533 calculated using the Black-Scholes option-pricing model.

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

As at December 31, 2006 all three acquired businesses had been merged into one operation, located are located at P.O Box 106, Tavor Building #1, Yokne'am Ilit, 20692, Israel.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company evaluated all the tax positions in accordance with FIN 48 and determined that there is no impact to our financial statements.  The Corporation’s policy is to recognize interest and penalties expense as a component of interest expense in the statement of operations. As of the date of adoption of FIN 48, the Corporation did not have any penalties or tax-related interest, and there was no tax-related interest or penalties recognized during the year ended December 31, 2007.

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

We conduct business globally and, as a result, file one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Israel and the United States. The open tax years for these jurisdictions include 2003 to 2007. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Corporation does not believe that the resolution of any such issue would have a material effect on the Corporation’s financial position.  The resolution of any matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

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

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning on or after November 15, 2007.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Corporation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated balance sheet, result of operations and cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Our consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The continuation as a going concern for the foreseeable future is dependent upon the identification and successful completion of additional debt or equity financing or the generation of positive cash flows from operating activities. Our ability to raise financing is, in part, based on market conditions that are outside of our control. If we are not able to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. Based on the carrying value of assets at December 31, 2007, the inability to continue as a going concern would require liquidation of assets not in the normal course that would primarily impact inventory, equipment, intangible assets, and goodwill's recoverable amounts.

Inventory is carried at the lower of cost, determined on an average cost method, and market.  Market is considered to be replacement cost for raw materials and net realizable value for work in progress and finished goods.  The cost of work in progress and finished goods includes the cost of raw material, direct labour, and an appropriate allocation of related overhead.  We provide an allowance that we consider to be reasonable for its non-moving or slow moving inventory items and for items with expected future realizable value lower than cost.  As at December 31, 2007, an allowance of $292,461 has been recorded.  Changes in customer demands and requirements in the short term could reduce product demand and prices having a material impact on future realizable value of inventory.

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

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values.  Goodwill is allocated as of the date of the business combination to our reporting units that are expected to benefit from the synergies of the business combination.  Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.  The impairment test is carried out in two steps.  In the first step, the carrying amount of the reporting unit is compared with its fair value.  When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary.  The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any.  The implied fair value of the reporting unit's goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price.  When the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.  We consider ourselves to operate as two reporting units, RF power amplifiers and coverage enhancement solutions.  Fair value of the reporting unit is measured by reference to such factors as estimated future cash flows and the market value of our common shares.  Changes in these factors could impact future impairment Due to declining revenues and continued losses, the Company performed an impairment test of goodwill as at December 31, 2007 which resulted in goodwill impairment charges of $6,866,647 (note 3(h) to the consolidated financial statements).

Long-lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Due to declining operating results, the Company assessed its long-lived assets, primarily intangible assets, and determined that certain of them were impaired.  As a result, the Company has recorded approximately $4,755,756 in non-cash impairment charges (note 3(i) and 4(d) to the consolidated financial statements) under depreciation and amortization.

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

The Report of Independent Registered Public Accounting Firm on the audited consolidated financial statements for the years ended December 31, 2007 and 2006 dated May 1, 2008.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2007 and 2006.

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Unity Wireless Corporation

We have audited the accompanying consolidated balance sheets of Unity Wireless Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unity Wireless Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S generally accepted accounting principles.

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

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

May 1, 2008

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 444,130	$ 1,217,792
Restricted cash (note 3(d))	203,000	497,000
Accounts receivable (less allowance for doubtful accounts of $906,589 (2006 - $139,160)	2,487,499	3,824,447
Inventory (note 5)	1,168,757	1,657,138
Prepaid expenses and deposits	116,737	150,673
	4,420,123	7,347,050
Deferred financing cost (note 13(d))	105,777	-
Long-term deposits	27,000	104,000
Amounts funded for employees' right upon retirement (note 11)	327,000	676,000
Equipment, net (note 6)	601,536	1,314,291
Goodwill (note 4(d))	741,596	7,608,243
Intangibles, net (note 4(d))	-	7,711,396
	$ 6,223,032	$ 24,760,980
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Bank Loan (note 7)	$ 3,672,000	$ 1,458,000
Accounts payable and accrued liabilities (note 8)	12,855,835	9,601,918
Obligations under capital leases	-	215,710
Loans payable (note 9)	460,000	1,500,000
Convertible debenture (note 10)	7,249,151	1,947,552
Product warranty (note 17(c))	237,602	314,904
	24,474,588	15,038,084
Obligations under capital lease	-	39,921
Convertible debenture (note 10)	-	5,248,108
Employees' rights upon retirement (note 11)	360,000	672,000
	24,722,588	20,998,113
Stockholders' equity (deficiency):
Common stock, $0.001 par value 520,000,000 (2006 - 400,000,000) authorized, 182,920,028 (2006 - 107,159,019) issued and outstanding	182,920	107,159
Series A convertible non-redeemable preferred shares, $0.001 par value (note 12(a))	-	20
Series B convertible non-redeemable preferred shares, $0.001 par value (note 12(b))	89	90
Additional paid-in capital	51,320,861	45,831,809
Accumulated deficit	(70,046,602)	(42,107,387)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(18,611,556)	3,762,867
	$ 6,223,032	$ 24,760,980

Future operations (note 2)

Commitments (note 16)

Contingent liabilities (note 17)

Related party transactions (note 19)

Subsequent events (note 21)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Ilan Kenig	Director	/s/ Ken Maddison	Director

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

	2007	2006

Sales	$ 7,022,115	$ 7,343,552
Cost of goods sold	8,752,658	5,596,185
	(1,730,543)	1,747,367
Expenses:
Research and development	3,954,269	3,383,430
Royalty payments for government grant (note 17 (b))	378,903	125,888
Sales and marketing	1,293,727	1,755,060
Depreciation and amortization (note 4(d))	8,143,234	1,824,568
Foreign exchange loss	55,261	38,728
Interest expense, excluding accretion of interest and loss on debt settlement	1,324,383	586,769
General and administrative	3,126,306	2,449,435
Share compensation expense (note 4(c))	281,250	168,750
Restructuring costs (note 20)	-	781,831
	18,557,333	11,114,459

Operating loss for the period	(20,287,876)	(9,367,092)

Accretion of interest and loss on debt settlement (note 10 and 13(d))	(778,998)	(5,450,051)
Other (loss)/ income	-	50,650
Loss on disposal	(5,694)	-
Fair value adjustment on warrants (note 13(d))	-	(68,408)
Goodwill write-down (note 3(h))	(6,866,647)	-

Loss for the period	$ (27,939,215)	$ (14,834,901)
Basic and diluted loss per common share (note 13(b))	$ (0.18)	$ (0.16)

See accompanying notes to consolidated financial statement.

UNITY WIRELESS CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	Number of Common Stock	Common Stock Issued and Outstanding	Additional Paid-in Capital	Series A Convertible non-redeemable preferred shares	Series B Convertible non-redeemable preferred shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (Deficiency)
Balance as at December 31, 2005	90,885,396	$90,885	$26,490,425	$ -	$ -	$(27,272,486)	$(68,824)	$(760,000)
Issued on exercise of options and warrants (note 13(a))	755,555	756	105,465	-	-	-	-	106,221
Issued pursuant to private placement (note 13(a))	10,944,400	10,944	974,052	-	-	-	-	984,996
Issued upon settlement of accounts payable (note 13(a))	4,573,668	4,574	491,819	-	-	-	-	496,393
Preferred shares issued upon the acquisition of Celerica Inc. (note 4(b))	-	-	1,999,980	20	-	-	-	2,000,000
Preferred shares issued upon the acquisition of Celletra Ltd. (note 4(c))	-	-	8,999,910	-	90	-	-	9,000,000
Warrants related to acquisition of Celletra Ltd. (note 13(d))	-	-	2,094,941	-	-	-	-	2,094,941
Compensation expense of options, warrants and shares	-	-	559,338	-	-	-	-	559,338
Share issue costs	-	-	(433,961)	-	-	-	-	(433,961)
Loss on warrants modification (note 13(d))	-	-	1,534,639	-	-	-	-	1,534,639
Beneficial conversion option on convertible debenture	-	-	3,015,201	-	-	-	-	3,015,201
Loss for the year and comprehensive loss	-	-	-	-	-	(14,834,901)	-	(14,834,901)
Balance as at December 31, 2006	107,159,019	$107,159	$45,831,809	$20	$90	$(42,107,387)	$(68,824)	$3,762,867

	Number of Common Stock	Common Stock Issued and Outstanding	Additional Paid-in Capital	Series A Convertible non-redeemable preferred shares	Series B Convertible non-redeemable preferred shares	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (Deficiency)
Balance as at December 31, 2006	107,159,019	$107,159	$45,831,809	$20	$90	$(42,107,387)	$(68,824)	$3,762,867

Issued pursuant to private placement (note 13(a))	33,385,012	33,385	3,081,875	-	-	-	-	3,115,260
Issued upon settlement of accounts payable (note 13(a))	14,303,651	14,304	1,317,861	-	-	-	-	1,332,165
Issued on notes conversion (note 13(a))	7,360,145	7,360	655,053	-	-	-	-	662,413
Issued on Series A Convertible non-redeemable preferred shares conversion (note 13(a))	20,000,000	20,000	(19,980)	(20)	-	-	-	-
Issued on Series B Convertible non-redeemable preferred shares conversion (note 13(a))	712,201	712	(711)		(1)			-
Compensation expense of options, warrants and shares	-	-	399,552	-	-	-	-	399,552
Inducement expenses on notes conversion (note 13(d))	-	-	63,094	-	-	-	-	63,094
Financing cost (note 13(d))			133,133					133,133
Share issue costs	-	-	(140,825)	-	-	-	-	(140,825)
Loss for the year and comprehensive loss	-	-	-	-	-	(27,939,215)	-	(27,939,215)
Balance as at December 31, 2007	182,920,028	$182,920	$51,320,861	$-	$89	$(70,046,602)	$(68,824)	$(18,611,556)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	2007	2006

Operations:
Loss for the period	$ (27,939,215)	$ (14,834,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	778,998	5,450,051
Non-cash financing costs	27,356	-
Fair value adjustment on warrants	-	68,408
Change in employees' liability upon retirement	127,000	125,000
Depreciation and amortization	8,143,234	1,824,568
Goodwill write-down	6,866,647	-
Loss on disposal	5,694	212,861
Stock-based compensation	399,552	559,338
Inventory write-down	1,422,207	897,993
Bad debts	767,429	139,160
Changes in non-cash working capital relating to operations:
Accounts receivable	569,519	611,666
Inventory	(933,826)	(100,263)
Prepaid expenses and deposits	33,936	(133,924)
Accounts payable and accrued liabilities	4,476,662	994,842
	(5,254,807)	(4,185,201)
Investments:
Cash assumed on acquisition, less acquisition costs (note 4)	-	1,066,903
Acquisition of equipment	(12,000)	(8,574)
Change in long term deposits	77,000	44,994
Amounts funded for employees rights upon retirement, net	(88,000)	(222,000)
Proceeds on disposition of equipment	61,000	53,000
Restricted cash	294,000	(20,000)
	332,000	914,323
Financing:
Bank loan	2,214,000	(1,168,000)
Short-term loan (note 9)	(1,040,000)	1,500,000
Repayment of capital lease obligation	-	(216,798)
Convertible debentures (note 10)	-	3,550,000
Cash proceeds on issuance of common shares	3,115,260	1,091,217
Share issue costs	(140,825)	(433,961)
	4,148,435	4,322,458
Effect of foreign exchange rate changes on cash and cash equivalents	710	9,166
Increase (decrease) in cash and cash equivalents	(773,662)	1,060,746
Cash and cash equivalents, beginning of period	1,217,792	157,046
Cash and cash equivalents, end of period	$ 444,130	$ 1,217,792

Supplementary information (note 18)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

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

2.

Future operations:

During the year, the Corporation incurred a loss of $27,939,215 (2006 - $14,834,901) and used cash in operations of $5,254,807 (2006 - $4,091,092).

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by both current and long-term debt and equity transactions.  At December 31, 2007, the Corporation will require additional financing to continue to operate at current levels throughout 2008 and repay existing debt that is currently due or will come due in 2008. Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  Currently, the Corporation is being funded by promissory notes issued to certain significant shareholders.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

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

(c)

Financial instruments:

(i)

Fair values:

At December 31, 2007, the Corporation has the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, long-term deposits, bank loan, accounts payable and accrued liabilities, and loans payable.  The carrying values of these financial instruments are considered to approximate fair value based on their short-term nature.  Based on borrowing rates currently available to the Corporation, the carrying values of the obligations under capital lease approximate their fair values.  The fair value of convertible debentures was determined to be $2,453,944 at December 31, 2007 (2006 - $6,798,760).

The Corporation accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”.  This statement requires the Corporation to recognize derivatives on its balance sheet at fair value.  The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change of value.  The Corporation did not hold any derivative instruments and was not involved in any hedging activities at December 31, 2007 or 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

(c)

Financial instruments (continued):

 (ii)

Concentrations of credit risk:

Financial instruments that potentially subject the Corporation to concentrations of credit risk are primarily accounts receivable (note 15(d)).  The Corporation maintains a reserve for potential credit losses based on a risk assessment of its customers.

(d)

Cash and cash equivalents:

Cash equivalents include short-term deposits, which are all highly liquid securities with a term to maturity of three months or less when acquired.  Short-term deposits are valued at market.

Restricted cash deposits are held with a bank to secure performance guarantees with certain customers of the Corporation.

(e)

Inventory:

Inventory is carried at the lower of cost, determined on an average cost method, and market.  Market is considered to be replacement cost for raw materials and net realizable value for finished goods.  The cost of finished goods includes the cost of raw material, direct labor, and an appropriate allocation of related overhead.

 (f)

Equipment:

Equipment are stated at cost.  Depreciation is computed on a declining balance basis over the estimated useful lives of the assets as follows:

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

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

 (g)

Intangible assets:

Intangible assets are comprised of intellectual property acquired in business acquisitions and are being amortized over their estimated useful lives of three years.

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

Goodwill is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired.  The impairment test is carried out in two steps.  In the first step, the carrying amount of the reporting unit is compared with its fair value.  When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary.  The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any.  The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined in a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price.  When the carrying amount of a reporting unit exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of operations before extraordinary items and discontinued operations.  Due to declining revenues and continued losses, the Corporation performed an impairment test of goodwill as at December 31, 2007 which resulted in goodwill impairment charges of $6,866,647 based on discounted cash flow calculation for the value of the reporting unit.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

(i)

Impairment of long-lived assets:

Long-lived assets, such as equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The corporation classifies tax-related interest and penalties as income tax expense.

(k)

Advertising costs:

Advertising costs are expensed as incurred.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

 (l)

Foreign currency translation:

The Corporation’s functional currency is the U.S. dollar.  The Corporation’s subsidiaries also use the U.S. dollar as their functional currency.  Under this method, monetary assets and liabilities denominated in a foreign currency are re-measured into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Other assets and revenue and expense items are re-measured using the rate of exchange prevailing at their respective transaction dates.  Exchange gains and losses resulting from the re-measurement of foreign denominated monetary assets and liabilities into U.S. dollars are reflected in earnings (loss) for the period.

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

 (n)  Product warranty:

A liability for estimated warranty expense is established by a charge against cost of goods sold at the time revenue is recognized as products are sold.  The subsequent costs incurred for warranty claims serve to reduce the product warranty liability.  The actual warranty costs the Corporation will ultimately pay could differ materially from this estimate (note 17(c)).

(o)

Research and development:

Research and development costs are expensed as incurred.  The Corporation’s costs associated with shipping and handling engineering product items to the Corporation’s customers are included in the research and development expenses.  In 2007, $128,432 in shipping and handling costs were recorded under research and development expenses.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

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

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

(r)

Government assistance:

Government assistance consists of government grants.  Government grants are received for specific research and development projects approved by the relevant government agency. The Corporation follows the cost reduction method of accounting for government assistance, whereby the benefit of the assistance is recognized as a reduction in the cost of the related asset or credited against the expenses incurred in the statement of operations, as determined by the terms and conditions of the agreement under which the assistance is provided to the Corporation and the nature of the costs incurred.  Government assistance is recognized when receipt of the assistance is reasonably assured.  Reasonable assurance is based on the Corporation’s past experience with claims and collections.  Certain government assistance has a contingent liability for repayment.  The liability to repay government assistance is recognized in the period in which conditions arise that will cause government assistance to be repayable.

(s)

Comprehensive loss:

Comprehensive loss measures all changes in stockholders' equity from transactions and other events and circumstances from non-owner sources.  For the periods presented, other comprehensive loss is equal to net loss.

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

Years ended December 31, 2007 and 2006

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

 (x)

Recent accounting pronouncements:

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company evaluated all of its tax positions in accordance with FIN 48 and determined that there is no impact to its financial statements.  The Corporation’s policy is to recognize interest and penalties expense as a component of interest expense in the statement of operations. As of the date of adoption of FIN 48, the Corporation did not have any penalties or tax-related interest, and there were no tax-related interest or penalties recognized during the year ended December 31, 2007.

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

The Corporation conducts business globally and, as a result, files one or more income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. In the normal course of business the Corporation is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, Israel and the United States. The open tax years for these jurisdictions include 2003 to 2007. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Corporation does not believe that the resolution of any such issue would have a material effect on the Corporation’s financial position.  The resolution of any matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

3.

Significant accounting policies (continued):

 (x)

Recent accounting pronouncements (continued):

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

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning on or after November 15, 2007.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Corporation is currently evaluating the impact of adopting SFAS No. 157 on its consolidated balance sheet, result of operations and cash flows.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

4.   Business combination:

a)  On June 8, 2006, the Corporation through its wholly owned subsidiary, Unity Wireless Microwave Systems Ltd. (“UW Microwave”) acquired Avantry Ltd. (“Avantry”). Avantry specializes in offering a comprehensive transmission product line of integrated microwave radio and optical transport systems for carrying flexible combinations of voice and data traffic.

Under the terms of the Merger Agreement, the Corporation acquired Avantry in exchange for $1,750,000 of convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40. The convertible promissory notes and related warrants have been valued at their fair value of $1,755,147 (See note 10(e)).

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations include the operating results of Avantry Ltd. from June 8, 2006, the date of acquisition.

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
$ 1,848,928

The goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for the amortization of intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

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

Under the terms of the merger agreement, the Corporation acquired Celerica in exchange for 20,000 shares of Series A convertible non-redeemable preferred shares (see note 12(a)). The preferred shares have been valued at a fair value of $2,000,000 based on multiplying the Corporation’s common shares market price as of the closing date of the acquisition by the number of common stock issuable upon conversion.  On April 25, 2007, the Series A convertible non-redeemable preferred shares were converted into 20,000,000 common shares.

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations include the operating results of Celerica Inc. from July 3, 2006, the date of acquisition.

The following table summarizes the allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 222,000
Working capital (other than cash)	(665,000)
Fixed assets	327,000
Goodwill	1,209,272
Intangibles	887,211
Other assets	110,000
Other liabilities	(72,000)

Total net assets acquired	$ 2,018,483

Consideration:
Fair value of preferred shares issued (note 12(a))	$ 2,000,000
Acquisition costs	18,483
$ 2,018,483

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

4.   Business combination (continued):

The goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for the amortization of intangibles.

c) On August 17, 2006, the Corporation acquired Celletra Ltd. (“Celletra”). Celletra specializes in technology that provides wireless operators with solutions to achieve optimal coverage and to improve coverage and capacity of existing cells

Under the terms of the purchase agreement, the Corporation acquired Celletra in exchange for 70,000 shares of Series B convertible non-redeemable preferred shares (see note 12(b)) and contingent consideration of 20,000 shares of Series B convertible non-redeemable preferred shares and warrants to purchase 40,000,000 shares of common stock at a prices between $0.20 and $0.30 expiring August 17, 2009 (or 40,000 shares of Series B Convertible Shares should there not be sufficient authorized shares of common stock).  The contingency was met in 2006 and the contingent consideration was issued in 2006.

The 90,000 preferred shares have been valued at a fair value of $9,000,000 based on multiplying the Corporation’s common share market price as of the closing date of the acquisition by the number of common stock into which the preferred stock is convertible. The warrants have been valued at a fair value of $2,026,533 calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 108%; a risk-free interest rate of 4.01% and expected term of three years.

The transaction has been accounted for as a business combination by the purchase method, with Unity Wireless Corporation identified as the acquirer.  The Corporation’s consolidated statements of operations include the operating results of Celletra Ltd. from August 17, 2006, the date of acquisition.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

4.   Business combination (continued):

The following table summarizes the allocation of the purchase price and related acquisition costs to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 489,000
Working capital (other than cash)	(114,000)
Fixed assets	305,000
Goodwill	4,100,285
Intangibles	6,277,978
Other assets	762,000
Other liabilities	(765,001)

Total net assets acquired	$ 11,055,262

Consideration:
Fair value of preferred shares issued (note 12(b))	$ 9,000,000
Fair value of warrants issued (note 13(d))	2,026,533
Acquisition costs	28,729
$ 11,055,262

The goodwill allocated on the acquisition will not be deductible for tax purposes. See note 4(d) for the amortization of intangibles.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

4.   Business combination (continued):

At the request of the Celletra shareholders 5% of the total preferred share consideration, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders of Celletra which was instructed to issue the shares to current and former employees of Celletra, if at any time within one year after the closing date, the price per share of Unity common stock equaled or exceeded US$0.20 for a period of seven consecutive days.  If the target share price was met, the shares would be distributed.  If this milestone was not achieved the shares will be returned back to the selling shareholders of Celletra.  This milestone was not achieved and, as such, the shares were returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of Unity.  In accordance with FAS 123(R), the Corporation has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and has amortized the amount on a straight line basis over one year.  The amortization for the year ended December 31, 2007 was $281,250 (2006 - $168,750).  The full amount has been amortized as of December 31, 2007.

(d)  The Corporation has recorded $8,956,486 as identifiable intangible assets resulting from the acquisitions in note 4(a) to note 4(c).  Intangibles amortization for the period ended December 31, 2007, has been recognized at a rate of 33.3% per annum.

Intangible assets acquired	$ 8,956,486
Amortization to December 31, 2006	(1,245,090)
Balance, December 31, 2006	7,711,396
Amortization to December 31, 2007	(2,955,640)
Impairment as at December 31, 2007	(4,755,756)
Balance, December 31, 2007	$ -

Due to declining revenues and continued losses, the Corporation assessed its long-lived assets, primarily intangible assets, and determined that certain of them were impaired.  As a result, based on a discounted cash flow calculation, the Corporation has recorded $4,755,756 in non-cash impairment charges under depreciation and amortization.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

5.   Inventory:

	2007	2006

Raw materials	$ 965,757	$ 1,560,681
Finished goods	203,000	96,457

	$ 1,168,757	$ 1,657,138

During the year ended December 31, 2007, the Corporation recorded $1,422,207 (2006 - $897,993) as a write-down of raw materials, due to obsolete inventory, of which $650,000 was recorded as a charge to cost of sales and $772,207 was recorded as a charge to research and development.  The charge to research and development relates to write-downs in inventory that was to be used in the research and development process.

6.

Equipment:

	2007		2006
	Cost	Accumulated depreciation	Cost	Accumulated depreciation

Computer equipment	$ 239,879	$ 204,222	$ 272,879	$ 194,037
Computer software	146,587	118,020	161,587	95,605
Computer software (under capital lease)	-	-	229,997	100,670
Furniture and fixtures	105,910	52,837	154,910	54,457
Leasehold improvements	23,000	3,000	26,000	3,000
Production and R&D equipment	807,286	413,127	1,090,696	491,538
Production and R&D equipment (under capital lease)	127,975	57,894	370,694	53,165

	$ 1,450,637	$ 849,100	$ 2,306,763	$ 992,472

Net book value	$ 601,536		$ 1,314,291

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

7.    Bank loan:

As part of the acquisition of Avantry Ltd., the Corporation assumed a bank loan which bears interest at LIBOR + 2% (December 31, 2007 – 6.82%).  The balance of $763,000 as at December 31, 2007 (December 31, 2006 - $781,000) is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

As part of the acquisition of Celletra Ltd., the Corporation assumed a revolving line of credit, of a current maximum of $1,100,000, which bears interest at LIBOR + 2.5% (December 31, 2007 – 7.32%) and is secured by a general floating lien on all of Celletra’s assets. As at December 31, 2007, the outstanding balance of this line of credit was $790,000 (December 31, 2006 - $677,000).

During the year ended December 31, 2007, the Corporation obtained an additional revolving line of credit of a maximum of $2,000,000, with an initial maturity of October 17, 2008, which bears interest at LIBOR + 3.0% (December 31, 2007 – 7.82%) and is secured by a general floating lien on all of Celletra’s assets. In connection with the facility, the Corporation issued 5,555,555 warrants (note 13(d)) at a price of $0.09 and an expiry date of five years from the date of issuance.  As at December 31, 2007, the outstanding balance of this line of credit was $1,751,484.

The remaining balance relates to the bank overdraft.

8.    Accounts payable and accrued liabilities:

	2007	2006

Trade accounts payable	$ 4,315,057	$ 5,302,979
Accrued liabilities	8,540,778	4,298,939

	$ 12,855,835	$ 9,601,918

Included in trade accounts payable is a loan of $276,000 (2006 - $259,000), which bears interest at 8% and was due July 3, 2007, payable to former shareholders of Celerica Ltd.  The loan was not repaid on July 3, 2007.  As at December 31, 2007, $250,000 of the loan holders agreed to convert their loan into common shares of the Company at $0.09 per share.  The conversion is expected to take place in 2008.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

1.

Loan Payable:

In October 2006, the Corporation issued an 8% interest bearing promissory note for $1,500,000, secured by all the assets of the Corporation, plus 3,000,000 share purchase warrants effected pursuant to Regulation D under the Securities Act of 1933.  The note was initially due on December 22, 2006, however, the holders had not demanded repayment of the note.  In accordance with the terms of the note, the rate of interest was increased to 22% after the initial due date.  During the year ended December 31, 2007 the Corporation repaid $1,040,000 of the promissory note.  During 2007, $370,000 of promissory notes had their maturity extended to April 30, 2008 and the interest rate reduced to 8%.  The note was not repaid as at April 30, 2008 and the interest rate has increased to 22% per annum.  The Company is negotiating new terms with the note holders of the remaining $90,000 promissory note.

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.10 and $0.15 relating to 1,500,000 and 1,500,000 warrants, respectively, on or before October 31, 2011 on which date the warrants will expire.

For accounting purposes, the Corporation calculated the fair value of warrants issued with the promissory note, using the Black-Scholes option pricing model, which totaled $224,473, and initially recorded these values as additional paid-in capital.  The Corporation evaluated these warrants under EITF 00-19 and determined that they should be classified as equity. The value attributed to the warrants was based on their relative fair value as compared to the fair value of the promissory note.  The remaining balance of $1,275,527 was recorded as a current liability.  The carrying value of the liability was accreted to the redemption value of the note over the period from October 31, 2006 to the maturity date of December 22, 2006.   The total of $224,473 of accretion was recognized in 2006.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures:

The following table discloses the terms and principle values of the convertible debentures outstanding:

				As at December 31, 2007	As at December 31, 2006
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 700,000
August 2004(a)	8%	$ 0.09	December 13, 2009	-	250,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	700,000	950,000
March 2005(c)	20%	$ 0.20	March 24, 2007	228,594	266,964
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	2,200,000
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	1,750,000
December 2006(f)	8%	$ 0.09	December 13, 2009	1,268,957	1,350,000
September 2004(g)	8%	$ 0.18	September 28, 2006	1,600	44,600
			Total	7,249,151	7,911,564
			Less: debt discounts	-	(715,904)
				7,249,151	7,195,660
			Current portion	(7,249,151)	(1,947,552)
			Long-term	$ -	$ 5,248,108

The debentures are secured by all the assets of the Corporation and the Corporation is restricted from issuing dividends during the period that the convertible debentures remain outstanding.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

(a) Issue date: August 31, 2004

In August 2004, the Corporation received gross cash proceeds of $1,250,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 3,750,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30. Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

On original issuance, each warrant issued entitled the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before August 31, 2009, on which date the warrants will expire.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to these debentures, to extend the maturity of the remaining debentures of $950,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of the 1,125,000 remaining warrants from $0.20 to $0.16 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, a loss on settlement of $270,237 was recognized during the year ended December 31, 2006 and the carrying value of the outstanding debentures was been adjusted to its fair value. No beneficial conversion option was recognized under the modified terms.

On November 27, 2006, the Corporation entered into an agreement with certain of the convertible debenture holders relating to the debentures to extend the maturity of debentures of $250,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 500,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture were accounted for as a debt settlement.  As a result, during the year ended December 31, 2006 a loss on settlement of $32,215 was recognized and the carrying value of the outstanding debentures was adjusted to its fair value of $277,777.  The premium over the face value of the debenture of $27,777 was being amortized over the remaining life of the debenture.  No beneficial conversion option was recognized under the modified terms.

During the year ended December 31, 2006, accretion of $51,802 was recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.   During the year ended December 31, 2007, amortization of premium of $26,942  was recorded as a reduction to accretion of interest in the statement of operations, and a decrease in the carrying value of the liability.  During the year of 2007, $250,000 (2006 – nil) of the debentures were converted to common shares.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability and the remaining premium was recorded.  Shareholders considered to be related parties hold $250,000 of this debenture.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

(b) Issue date: February 11, 2005

In February 2005, the Corporation received gross cash proceeds of $1,500,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 4,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.30.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

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

On February 28, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of the remaining debentures of $1,350,000 to February 28, 2009, to reduce the conversion price of the debentures from $0.20 to $0.16 per share of common stock and to reduce the exercise price of 2,500,000 and 1,250,000 remaining warrants from $0.20 to $0.10 and $0.16, respectively, per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, during the year ended December 31, 2006 a loss on settlement of $1,182,485 was recognized and the carrying value of the outstanding debentures was adjusted to its fair value. No beneficial conversion option was recognized under the modified terms.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

On November 27, 2006, the Corporation entered into an agreement with certain of the convertible debenture holders relating to the debentures issued on February 2005, to extend the maturity of debentures of $950,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 2,500,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture were accounted for as a debt settlement.  As a result, during the year ended December 31, 2006 a loss on settlement of $105,556 was recognized and the carrying value of the outstanding debentures was adjusted to its fair value of $1,055,555.  The premium over the face value of the debenture of $105,555 is being amortized over the remaining life of the debenture.  No beneficial conversion option was recognized under the modified terms.

During the year ended December 31, 2006, accretion of $65,703 was recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  During the year ended December 31, 2007, amortization of premium of $102,378 has been recorded as a reduction to accretion of interest in the statement of operations, and a decrease in the carrying value of the liability.  During the year ended December 31, 2007, $250,000 (2006 – nil) of the debentures were converted into common shares.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability and the remaining premium was recorded.

(c) Issue date: March 24, 2005

In March 2005, the Corporation received gross cash proceeds of $500,000 from the issuance of 8% redeemable convertible debentures plus 1,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933..

Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.20 on or before March 24, 2010, on which date the warrants will expire.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

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

During the year ended December 31, 2007, accretion of $86,237 (2006 - $148,455) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.   During the year ended December 31, 2007, $38,370 (2006 – nil) of the debentures were converted into common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.20 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,483, has been included in the statement of operations as a debt conversion inducement cost classified as accretion of interest and loss on debt settlement.

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

 (d)

Issue date: February 28, 2006

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

Years ended December 31, 2007 and 2006

10.

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

Years ended December 31, 2007 and 2006

10.

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

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

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

On November 27, 2006, the Corporation entered into an agreement with the convertible debenture holders relating to the debentures issued in February 2006, to extend the maturity of debentures of $2,200,000 to December 13, 2009, to reduce the conversion price of the debentures from $0.16 to $0.09 per share of common stock and to reduce the exercise price of the 6,875,000 warrants from $0.16 to $0.10 per share of common stock.  The modifications to the terms of the convertible debenture have been accounted for as a debt settlement.  As a result, during the year ended December 31, 2006, a loss on settlement of $1,608,384 was recognized and the carrying value of the outstanding debentures was adjusted to its fair value of $2,444,444.  The premium over the face value of the debenture of $244,444 is being amortized over the remaining life of the debenture.  No beneficial conversion option has been recognized under the modified terms.

During the year ended December 31, 2006, accretion of $173,463 was recorded as a charge to the statement of operations, and an increase in the carrying value of the liability.  During the year ended December 31, 2007, amortization of premium of $237,084 has been recorded as a reduction to accretion of interest in the statement of operations, and a decrease in the carrying value of the liability.  During the years ended December 31, 2007 and 2006, no debentures were converted.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability and the remaining premium was recorded.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

(e)

Issued date: June 12, 2006

In June 2006 (See note 4(a)), the Corporation issued $1,750,000 of non-interest bearing convertible promissory notes that are convertible into common stock at $0.25 per share and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.40 per share to complete the acquisition of Avantry. The notes mature on June 12, 2007. Each warrant issued entitles the holder to purchase one of the Corporation’s common shares and is exercisable at a price of $0.40 on or before June 8, 2009, on which date the warrants will expire.

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

During the year ended December 31, 2007, accretion of $27,774 (2006 - $38,144) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability. There were no promissory notes converted during the years ended December 31, 2007 and 2006.

The note was initially due on June 12, 2007, however, the holders have not demanded repayment of the note and the note remains outstanding. The Company is currently negotiating new terms with the note holders.

 (f)

Issue date: December 13, 2006

In December 2006, the Corporation received gross cash proceeds of $1,350,000 from the issuance of 8% redeemable convertible debentures of the Corporation plus 7,500,000 share purchase warrants on the completion of a private placement effected pursuant to Regulation D under the Securities Act of 1933.  The debentures are convertible at the option of the holder at any time or automatically convert into common stock, subject to volume limitations, if the closing price of the common stock during a designated period is not less than $0.20.  Interest on these debentures is payable quarterly.  At the option of the Corporation, and subject to certain conditions being met, the Corporation may make quarterly interest payments in cash or in common stock of the Corporation.  If the Corporation elects to settle with shares, the number of shares issuable is calculated by reference to the market price at that time.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

10.

Convertible debentures (continued):

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

During the year ended December 31, 2007, accretion of $968,307 (2006 - $14,495) has been recorded as a charge to accretion of interest in the statement of operations, and an increase in the carrying value of the liability.  During the year ended December 31, 2007, $81,043 (2006 - $nil) of the debentures were converted to common shares.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability and the remaining accretion was recorded.  Shareholders considered to be related parties hold $439,262 of this debenture.

 (g) Issue date: September 30, 2004

During the year ended December 31, 2007, $43,000 of the debentures were converted to common shares at a conversion ratio of $0.09 per common share instead of the contractual rate of $0.18 per share.  The fair value of the additional shares issued on conversion of these debentures, amounting to $31,611, has been included in the statement of operations as a debt conversion inducement cost classified as accretion of interest and loss on debt settlement.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

11.   Employee’s rights upon retirement:

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

Severance expense for the year ended December 31, 2007 was $127,000 (2006 - $125,000).

12.   Preferred shares:

 (a)

Series A convertible non-redeemable preferred shares

The Series A convertible non-redeemable preferred shares have a par value of $0.001 and a preference on liquidation of $0.16 per share on an as converted basis.  As at December 31, 2007 no (2006 - 20,000) Series A convertible non-redeemable preferred shares were outstanding.  On May 7, 2007, all outstanding Series A convertible non-redeemable preferred shares were converted into 20,000,000 common shares.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

12.   Preferred shares (continued):

 (b)

Series B convertible non-redeemable preferred shares

The Series B convertible non-redeemable preferred shares were issued for the acquisition of Celletra. Each share of the Series B preferred stock will be converted into 1,000 shares of common stock upon approval of an increase of authorized share capital and at the election of the preferred share holders or will be automatically converted into 1,000 shares of common stock on the later of the approval date or thirty days after the Corporation’s second annual general meeting. On November 24, 2006, the required approval of an increase in the authorized share capital was obtained.  The Series B preferred stock has a par value of $0.001.  As at December 31, 2006, 90,000 Series B convertible non-redeemable preferred shares were outstanding. During the year ended December 31, 2007, 712.201 Series B convertible non-redeemable preferred shares were converted into 712,201 common shares.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, the holders then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, after and subject to the payment in full of all amounts required to be distributed to the holders of any class or series of stock of the Corporation ranking on liquidation prior and in preference to the Series B Preferred Stock, but before any payment shall be made to the holders of  common stock or any other junior shares, an amount equal to US$0.16 per share of Series B Preferred Stock, on a converted basis i.e., an amount equal to US$0.16 per share per each share of common stock issuable upon conversion of the share of series B Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock:

(a)

Issued and outstanding

During August 2007, the Corporation increased its authorized common shares available for issuance to 520,000,000 from 400,000,000.

During the year ended December 31, 2007, the Corporation issued 14,303,651 common shares in settlement of $1,332,165 of accounts payable.

During the year ended December 31, 2007, the Corporation completed the sale of 27,839,558 and 5,545,454 units at a price of $0.09 and $0.11, respectively, per unit for total gross proceeds of $3,115,260. Each unit consists of one share of common stock and one and a half common stock share purchase warrants, each whole warrants being exercisable for a period of 5 years from closing to acquire an additional share of common stock at an exercise price $0.10 per share.  Pursuant to the terms of the subscription agreement, the Corporation is required to register the shares issued related to investments of $1,955,560 and $610,000 by June 30, 2007 and December 31, 2007, respectively, which has not occurred to date.  As such, the Corporation may be subject to pay partial liquidated damages equal to 1.0% per month of the aggregate purchase price paid by such subscriber pursuant to the subscription agreement for any shares then held by such subscriber, for each month the registration of the shares is outstanding, subject to an overall limit of up to 24 months of partial liquidated damages. The Corporation believes that it is remote that any amount will be paid under the registration statement.

In connection with the equity financing, the Corporation also issued, as investment banking fees, warrants to purchase 1,413,330 shares of common stock at an exercise price of $0.10 per share and an expiry date of five years from the date of issuance, valued at $125,877, and paid cash fees of $140,825.  In accordance with the terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon the exercise of warrants.  The registration right agreement does not provide for any penalties if the shares are not registered.

During the year ended December 31, 2007, the Corporation issued 7,360,145 common shares for the conversion related to $662,413 of the convertible notes.

During the year ended December 31, 2007, the Corporation issued 20,000,000 common shares for the conversion of 20,000 Series A preferred shares.

During the year ended December 31, 2007, the Corporation issued 712,201 common shares for the conversion of 712 Series B preferred shares.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock (continued):

During the year of 2006, the Corporation issued 4,573,668 common shares in settlement of  $496,393 of accounts payable, 555,555 common shares upon exercise of warrants for cash proceeds of $72,221, 200,000 common shares upon exercise of options for cash proceeds of $34,000, and 10,944,400 shares for cash proceeds of $984,996.

(b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2007	2006

Numerator:
Loss for the period	$ (27,939,215)	$ (14,834,901)

Denominator:
Weighted average number of:
Common shares outstanding	156,120,440	93,751,550

Basic and diluted loss per common share	$ (0.18)	$ (0.16)

For the years ended December 31, 2007 and 2006, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

(c)

Stock option plan:

The fair value of stock options is determined using the Black-Scholes option-pricing model. The Corporation has recorded $399,552 and $559,338 of stock-based compensation expense during the year ended December 31, 2007 and 2006, respectively.

The Corporation grants options to employees and non-employees.  There were no options granted during the year ended December 31, 2007. The fair value of employee and non-employee grants in the year ended December 31, 2006 was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% based on daily stock price; risk-free interest rate of 3.25% and expected lives between 1 to 5 years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock (continued):

 (c)

Stock option plan (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price
Balance, December 31, 2005	11,401,662	6,775,417	$ 0.25

Options granted	(1,260,000)	1,260,000	0.14
Options expired	1,036,250	(1,036,250)	0.19
Options exercised	-	(200,000)	0.17
Increase in reserved for issuance	3,454,725	-	-

Balance, December 31, 2006	14,632,637	6,799,167	0.24

Options granted	-	-	-
Options expired	1,779,167	(1,779,167)	0.19
Options exercised	-	-	-
Increase in reserved for issuance	15,152,202	-	-

Balance, December 31, 2007	31,564,006	5,020,000	$ 0.26

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at December 31, 2006 and 2007, the intrinsic value of exercisable options was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock (continued):

 (c)

Stock option plan (continued):

The weighted-average grant-date fair value of stock options granted during the year ended December 31 2007 was $nil (December 31, 2006 - $0.12).

As of December 31, 2007, total unrecognized compensation cost related to unvested stock options was $12,788 and is expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes information about stock options under the plan outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2007	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at December 31, 2007	Weighted average exercise price

$0.11 - 0.20	2,315,833	2.13	$ 0.15	1,841,666	$ 0.15
$0.23 - 0.29	1,704,167	2.25	0.27	1,563,750	0.27
$0.30 - 0.35	600,000	1.50	0.35	600,000	0.35
$0.70	400,000	1.50	0.70	400,000	0.70

	5,020,000	2.05	$ 0.26	4,405,417	$ 0.27

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock (continued):

 (d)

Warrants:

The following transferable share purchase warrants were outstanding as at December 31, 2007:

Expiry date	Exercise price per share	Number of shares
January 30, 2008	$ 0.25	100,000
January 30, 2008	0.35	100,000
February 13, 2008	0.20	555,555
March 31, 2008	0.50	2,059,492
October 01, 2008	0.25	150,000
June 08, 2009	0.40	600,000
August 17, 2009	0.20	648,386
August 17, 2009	0.22	648,386
August 17, 2009	0.27	648,387
August 17, 2009	0.30	648,387
August 31, 2009	0.10	500,000
August 31, 2009	0.16	1,250,000
October 13, 2009	0.20	150,000
February 11, 2010	0.10	2,500,000
February 11, 2010	0.16	2,000,000
March 24, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000
February 28, 2011	0.10	6,875,000
February 28, 2011	0.16	1,375,000
October 31, 2011	0.10	1,500,000
October 31, 2011	0.15	1,500,000
December 13, 2011	0.10	46,087,017
December 21, 2011	0.10	17,007,598
January 05, 2012	0.10	9,496,667
February 28, 2012	0.10	19,089,336
March 05, 2012	0.10	12,086,669
May 26, 2012	0.10	1,666,667
June 07, 2012	0.10	833,334
September 17, 2012	0.10	8,318,181
October 17, 2012	0.09	5,555,555

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

13.

Common stock (continued):

 (d)

Warrants (continued):

In connection with the establishment of a revolving line of credit (note 7), the Corporation issued 5,555,555 warrants at a price of $0.09 and an expiry date of five years from the date of issuance.  These warrants are convertible into either preferred shares or common shares at the election of holder.  The fair value of these warrants was determined to be $133,133 (as calculated using the Black-Scholes model with the following weighted-average assumptions: no dividend yield; volatility of 134% based on daily stock price; risk-free interest rate of 4.22%; and a term of five years) resulting in a financing charge being amortized on a straight line basis over one year, the initial term of the credit facility.  During the year ended December 31, 2007, $27,356 has been recorded as financing charges in general and administrative expenses. The remaining portion of $105,777 recorded as deferred financing cost will be amortized over the remaining term of the credit facility.  In accordance with the terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon the exercise of warrants.  The registration right agreement does not provide for any penalties if the shares issuable are not registered.

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

On December 13, 2006, the Corporation agreed to reduce the exercise price of 37,406,452 warrants, previously issued as part of the consideration for the Celletra acquisition, to $0.10 for parties that participated in the $1,350,000 convertible debenture financing in December 2006.  As the reduction in the warrants has been treated as part of the consideration for the debt extinguishments in note 10(a) and 10(b), the increase in the fair value of the warrants of $1,534,639 (as calculated using the Black-Scholes Method with the following weighted-average assumptions: no dividend yield; volatility of 139% based on daily stock price; risk-free interest rate of 3.87%) has been included as part of the loss on extinguishment of debt in the statement of operations.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

14.

Income taxes:

At December 31, 2007, the Corporation has US tax net operating loss carryforwards approximating $10,191,000 which will begin to expire in 2018 and Israel tax net loss carryforwards approximating $66,183,000 which can be used to offset taxable income in the future for an indefinite period.  The utilization of the US losses are subject to annual limitations under US tax law.

The Corporation has Canadian tax net operating losses of approximately $22,841,000 which expire as follows:

2008	$ 1,512,000
2009	3,511,000
2010	1,495,000
2014	2,179,000
2015	3,792,000
2026	3,813,000
2027	6,539,000

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

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

14.

Income taxes (continued):

Expected tax recovery of $9,527,272 (2006 - $5,058,701), which amount has been calculated by applying the statutory tax rate of 34.1% (2006 – 34.1%) to the loss before income taxes of $27,939,215 (2006 - $14,834,901), differs from income tax expense of $nil (2006 - $nil) due primarily to the existence of tax loss carryforwards created in the year, the tax benefit of which has been offset by an increase in the valuation allowance.

Significant components of the Corporation’s deferred tax assets as of December 31 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$ 26,093,754	$ 25,289,319
Depreciation/amortization	383,396	360,952
Intangible assets	-	(1,927,849)
Other	(99,622)	810,430

Total deferred tax assets	26,377,528	24,532,852
Valuation allowance	(26,377,528)	(24,532,852)

Net deferred taxes	$ -	$ -

The Corporation’s tax filings remain subject to examination by the relevant local tax authorities for the following taxation periods:

Canada	United States	Israel
2003 to 2007	2004 to 2007	2004 to 2007

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

15.

Segmented information:

(a)

Segment information:

During the periods ended December 31, 2007 and 2006, the Corporation was operating in the telecommunication segment which includes RF power amplifier and coverage enhancement solutions.  A summary of sales by product line is as follows ($000):

	2007	2006
RF Power Amplifiers	$ 1,616	$ 5,393
Coverage Enhancement Solutions	5,406	1,950
Total sales	$ 7,022	$ 7,343

(b)

Geographic information:

In 2007, 100% of our goodwill is located in Canada and 44% and 56% of our equipment assets and principal business operations are located in Canada and Israel, respectively.  In 2008, the Corporation expects 100% of its assets and principal business operations to be located in Israel once the Corporation has completed the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc (note 21(a)). Revenues from operations were $7,022,115 in the year ended December 31, 2007 and $7,343,552 in the year ended December 31, 2006.  A summary of sales by region of customer location is as follows ($000):

	2007	2006
China	$ 47	$ 1,068
United States	619	1,242
Israel	397	275
Canada	188	1,008
Hungary	406	2,200
India	3,922	146
Peru	-	110
Turkey	164	234
Russia	292	81
Indonesia	-	660
Cameroon	73	-
Vietnam	483	-
South Africa	110	-
Other	321	319
Total sales	$ 7,022	$ 7,343

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

15.

Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2007	2006
Customer A	$ -	$ 958
Customer B	406	2,200
Customer C	1, 685	-
Customer D	2,223	-

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	2007	2006
Customer A	$ -	$ 278
Customer B	-	750
Customer C	1,926	948
Customer D	461	-

16.

Commitments:

The Corporation has the following future minimum lease commitments for premises and leased vehicles:

2008	$ 287,000
2009	195,000
2010	22,000

$ 504,000

Subsequent to December 31, 2007, the Corporation was released from their lease at the Burnaby, British Columbia premises which will result in a reduction in lease commitment for 2008 and 2009 in the amounts of $47,000 and $34,000, respectively.

In 2007, rent expense was $340,000 (2006 - $360,000).

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

17.

Contingent liabilities:

(a)

The Corporation is currently a party to six actions in the Supreme Court of British Columbia, Vancouver Registry, brought by six different suppliers of the Corporation for approximately $970,000 in total.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to December 31, 2007.

(ii)

Under an agreement with the Government’s National Research Council Canada IRAP (“IRAP”) program, the Corporation received conditionally repayable government assistance amounting to $480,990 (CDN$483,491) to support the development of a multi-carrier linear power amplifier.  Under the terms of the agreement, an amount up to a maximum of $721,485 (CDN$725,236) is to be repaid at a rate of 1.5% of quarterly gross revenue commencing on September 1, 2003, on a quarterly basis.  For the year ended December 31, 2007, the Corporation recorded $55,903 (CDN$59,749) as royalties expense and $80,888 (CDN$92,552) in 2006.

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $348,189 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  As at December 31, 2005, the Corporation had received the entire assistance which had been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of December 31, 2007, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

17.

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $17,300,000 as of December 31, 2007.  For the year ended December 31, 2007, the Corporation recorded $323,000 (2006 – $19,001) as royalty expense in its statement of operations.

 Such amount excludes potential increase resulting from the above mentioned sale of rights

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

17.

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

The aggregate potential liability in respect of the said grants on December 31, 2007 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

	2007	2006

Balance, beginning of year	$ 314,904	$ 42,961
Acquisition of Avantry	-	102,000
Acquisition of Celerica	-	59,000
Acquisition of Celletra	-	189,000
Provision increase/(decrease)	78,197	(35,801)
Expenditures	(155,499)	(42,257)

Balance, end of year	$ 237,602	$ 314,904

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

18.

Supplementary information:

(a)  Cash flow information:

	2007	2006

Cash paid for:
Interest	$ 167,092	$ 136,382
Non-cash financing and investing activities:
Issuance of convertible debentures for acquisition	-	1,755,147
Issuance of Series A preferred for acquisition	-	2,000,000
Issuance of Series B preferred shares and warrants for acquisition	-	11,026,533
Issuance of warrants in settlement of investment banking fees	125,877
Issuance of common shares in settlement of accounts payable	1,332,165	496,393
Issuance of common shares on conversion of convertible debenture	662,413	-
Issuance of common shares on conversion of series A preferred shares	2,000,000	-
Issuance of common shares on conversion of series B preferred shares	71,201	-
Warrants issued as financing cost on credit facility	133,133	-
Warrants issued as financing cost on private placement	-	156,682

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

18.

Supplementary information (continued):

(b)

Allowance for doubtful accounts:

	2007	2006

Balance, beginning of year	$ 139,160	$ -
Provision for doubtful accounts	767,429	139,160

Balance, end of year	$ 906,589	$ 139,160

19.

Related party transactions:

During the year ended December 31, 2007, the Corporation incurred professional fees of approximately $27,000 (2006 - $40,000) from a company owned by a director of the Corporation. These amounts are included in general and administrative expenses.  As at December 31, 2007, the outstanding balance to this company was $58,000 (December 31, 2006 - $31,000).  A number of debentures are held by related parties (see note 10).

20.

Restructuring:

In the fourth quarter of 2006, the Corporation initiated an operational restructuring which resulted in the termination of 40 employees, a re-alignment of research and development activities in the Corporation and a reduction of facilities occupied.

A summary of the activity affecting the Corporation’s accrued restructuring liability, included in accounts payable and accrued liabilities, for the period ended December 31, 2007 is as follows:

	Workforce reduction	Facilities restructuring	Total
Balance at December 31, 2006	$ 364,000	$ 140,000	$ 504,000

Amount paid	(364,000)	(140,000)	(504,000)

Balance at December 31, 2007	-	-	-

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Years ended December 31, 2007 and 2006

21.

Subsequent Events:

(a)

On February 25, 2008, Unity Wireless Corporation, through its subsidiary Unity Wireless Systems Corporation, entered into an Asset Purchase Agreement for the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc (“Moventis”).  In accordance with the Asset Purchase Agreement, the purchase price is $3,000,000 plus a royalty equal to 5% of annual gross sales over $5,000,000 generated by the assets of the acquired business for a period of three years.  The Purchase Price will be paid and satisfied by way of an offset against outstanding debt owed from the Corporation and its subsidiaries to PTL Electronics Ltd. (“PTL”), which is a company related to Moventis.  In connection with the Asset Purchase Agreement, Unity and its subsidiaries also entered into a manufacturing services agreement with PTL under which Unity has committed to use PTL (or its related companies) as its exclusive manufacturer of printed circuit board assembly products for a period of 24 months, or until all debt owed from Unity and its subsidiaries to PTL is repaid in full.  Closing of the above transaction is subject to receiving the approval of the transaction by certain lien holders on the Company's assets as well as other conditions to be met as specified in the agreement.

As settlement of the remaining debt owed by Unity and its subsidiaries to PTL, Unity agreed to issue 12,000,000 common shares to PTL (or its nominee) and to enter into a promissory note agreement in the amount of $1,878,141 in favour of PTL. Unity will provide PTL with a piggy-back registration rights agreement for the common shares.  The promissory note bears interest at 10% and is repayable over 24 months commencing May 15, 2008, with payments of $20,000 per month for the first twelve months and payments of $50,000 per month thereafter.  The note will be secured by a general security agreement subordinated to existing security interests. Additionally, Unity has committed that, in the event that Unity or any of its related companies completes any equity or debt financing, then the lesser of 20% of such financing, or the outstanding balance of the promissory note shall be paid to PTL.

(b)

On March 26, 2008 the Corporation raised $335,136 for working capital purposes through the issuance of promissory notes payable to certain existing shareholders of the company.  The promissory notes bear interest at a rate of 12% per annum and are repayable within 60 days from the date of issuance.  In the event that the promissory notes are not repaid within the 60 days, the interest rate will increase to 18% per annum until the notes are repaid.  The notes may be repaid either through cash or through the issuance of convertible debentures to the note holders.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A:  Controls and Procedures:

Evaluation of disclosure Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 (“Evaluation Date”). Based on such evaluation, our principal executive officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures are not adequately designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Specifically, we have identified the fact that a shortage of accounting staff with adequate SEC reporting expertise may impact our ability to prepare and file financial reports within the time period specified in the SEC’s rules and forms.  We are presently addressing this weakness by recruiting financial staff or contractors who possess the required expertise in SEC financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Our management, including our principal executive officer, does not expect that our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Based on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, we have identified the following internal control deficiencies that we considered to be material weaknesses:

1.  Lack of segregation of duties.  Due to our small employee base, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, budgetary considerations have not allowed the addition of more full time staff.  As a result, this significant internal control deficiency has not been remediated as of the end of the year covered by this annual report, nor do we know if we will be able to remediate this weakness during the upcoming quarter or year. As a remedy to this  deficiency, our Chief Executive Officer performs frequent reviews of financial information to ensure that transactions are properly recorded.

2.  Lack of a permanent senior financial officer.  In March 2007, our Chief Financial Officer resigned from the company.  Since this time, we have obtained senior finance assistance on a contract basis to assist in preparing and filing our financial reports with the Securities and Exchange Commission and with other corporate finance matters as required on a project basis.  While the absence of a permanent Chief Financial Officer is a material weakness, this weakness is partially mitigated by our Chief Executive Officer fulfilling many of the duties of the former Chief Financial Officer.  Our intention is to recruit a permanent Chief Financial Officer as soon as our operations generate sufficient cash flows to fund the position.

3.  Lack of qualified staff and sufficient accounting records.  In connection with the restructuring of the company in 2007, we reduced the number of accounting staff in Canada and moved the physical location of our main accounting function from Canada to Israel.  This transition required the utilization of external contractors and our Israel-based accounting staff to perform accounting functions that were previously performed by internal staff based in Canada. The transition led to a disruption of our internal processes and procedures during 2007 which resulted in poor accounting records for certain company transactions and also resulted in a current lack of accounting staff who are adequately experienced with United States GAAP, taxation issues, and more complex accounting topics.  While the impact of the disruption in internal processes has now subsided, we continue to experience challenges in recruiting accounting staff in Israel who possess adequate US GAAP experience. We are addressing this material weakness by actively recruiting for Israel-based accounting staff with the necessary skills, and we are temporarily obtaining the necessary skills from independent contractors based in Canada.

4.  Code of conduct and whistleblower line not communicated.  A code of conduct and whistleblower policy has been approved by the board of directors but has not been formerly communicated to employees.  The Corporation intends to do this as part of there overall review, update and communication of internal controls and processes after taking into consideration the recent closure of its Canadian and China facilities and centralization of the Corporation’s main operational functions in Israel.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

If we are unable to remediate the identified material weaknesses, there is a reasonable possibility that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

Notwithstanding the material weaknesses identified by management, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the company as of, and for, the periods represented in this report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of management’s report, nor have we made any changes to our internal control over financial reporting as of April 30, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ilan Kenig	President, Chief Executive Officer and Director	46	President on April 1, 2002 and Chief Executive Officer on October 31, 2002
Andrew James Chamberlain	Corporate Secretary, Director	45	October 28, 2002
Ken Maddison	Director	67	October 29, 1998
Doron Nevo	Director	52	July 11, 2002
David Goldschmidt	Director	41	August 17, 2006
Elie Barr	Director	60	May 15, 2007
Ariel Poppel	Director	43	August 22, 2007

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

Andrew James Chamberlain – Director, Corporate Secretary

Mr. Chamberlain is an attorney practicing law in Edmonton, Alberta, and a partner with the law firm of Chamberlain Hutchison since 1997.  Mr. Chamberlain is a sessional instructor in corporate securities at the University of Alberta law school.  Mr. Chamberlain is corporate secretary of Loma Oil & Gas Ltd., a company listed on the TSX Venture Exchange.

Ken Maddison - Director

Mr. Maddison, a Chartered Accountant since 1966 and elected a Fellow of the Institute of Chartered Accountants of British Columbia in 1975, retired in August 1997 after a lengthy career as a partner with the accounting firm KPMG between 1977 and 1997.  In public practice for over 30 years, Mr. Maddison provided auditing, accounting and business advisory services to a wide range of clients in the private and public sectors.  Since September 1997, Mr. Maddison has been self-employed as a consultant providing various financial advisory services. He is also a director and audit committee chairman for Northern Continental Resources Corp. and Northern Hemisphere Development Corp.

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

Elie Barr - Director

Mr. Barr is currently the President & CEO at Expand Networks, a technology company that helped pioneer the Wide Area Network (WAN) Optimization market. Before joining Expand, Mr. Barr was President and Chief Operating Officer of Paradigm Geotechnology, a transnational software company supplying software to the Oil and Gas industry through 23 subsidiaries worldwide. Prior to Paradigm, Mr. Barr was CEO and Senior Managing Director of Mofet, a publicly traded Venture Capital firm in Israel. He also held several positions in marketing, sales, and business development in a NASDAQ company, which provided solutions to telecom operators worldwide. Mr. Barr received his Bachelor degree in Economics, Philosophy, and Political Science from Bar-llan University, and is a graduate of the INSEAD Finance for Executives Management Program.

Ariel Poppel - Director

Mr. Poppel, Infinity's Managing Director - Finance, previously served as CFO and Interim CEO for Shellcase Ltd. For seven years, he was a senior executive at Nexus Telocation Systems, where he held positions including president and COO, Vice President of Operations, and director on the board of EDEN. Mr. Poppel also served as the Chief Financial Officer of OTM Technologies, where he was in charge of the Japanese market.

Family Relationships

There are no family relationships among our directors or officers.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Serving on the Committee are Ken Maddison, David Goldschmidt,  and Elie Barr.  The Board of Directors had determined that Mr. Maddison serves on the audit committee as a financial expert. Mr. Maddison, David Goldschmidt,  and Elie Barr are independent directors as defined in Item 7(d)(3)(iv) of Schedule 14A.

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation paid by the Company for services to it during the three fiscal years ended December 31, 2007 to the Company's Chief Executive Officer, President and Chief Financial Officer

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Ilan Kenig Chief Executive Officer	2007 2006 2005	150,000(2) 151,666(2) 140,000	Nil Nil Nil	Nil Nil Nil	36,508 109,427 220,569	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	186,508 261,093 260,569
Nissim Atias President and Chief Operating Officer(5)	2007	153,000	Nil	Nil	Nil	Nil	Nil	Nil	153,000
Dallas Pretty Chief Financial Officer (4)	2007 2006 2005	40,000 147,000(3) 86,500	Nil Nil Nil	Nil Nil Nil	25,728 66,048 86,026	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	65,728 213,048 172,526

 (1)  Represents the dollar amount recognized for financial statement purposes in accordance with FAS 123R as described in the notes to the audited financial statements included in this prospectus.

(2)  In 2007 $30,000 of the salary remains unpaid as at December 31, 2007.  In 2006 $31,250 of the salary was paid with 208,333 common shares

(3)  $37,500 of the salary was paid with 250,000 common shares

(4)  On March 31, 2007 Dallas Pretty resigned as Chief Financial Officer

(5)  Nissim Atias was appointed to President in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2007.  We have never issued stock appreciation rights.  We grant options that generally vest quarterly over three years at an exercise price equal to the fair market value of a share of common stock as determined by its closing price on the OTC Bulletin Board on the date of grant.  The term of each option granted is generally five years from the date of grant.  Options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

Name	Number of Securities Underlying Unexercised Options
	Exercisable	Unexercisable	Exercise Price ($/Share)	Expiration Date
Ilan Kenig Chief Executive Officer	800.000 100,000 1,145,833 14,583	- - 104,167 10,417	0.15 0.70 0.27 0.15	15/09/2008 22/03/2009 18/03/2010 26/01/2011

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

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, for each of our directors who are not named executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2007.

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe-nsation ($)	Total ($)
Andrew James Chamberlain	2007	27,000	Nil	Nil	2,428	Nil	Nil	Nil	29,428
Ken Maddison	2007	20,000	Nil	Nil	11,460	Nil	Nil	Nil	31,460
Doron Nevo	2007	8,000	Nil	Nil	2,428	Nil	Nil	Nil	10,428
David Goldschmidt	2007	8,500	Nil	Nil	Nil	Nil	Nil	Nil	8,500
Amir Gal-Or (3)	2007	4,000	Nil	Nil	Nil	Nil	Nil	Nil	4,000
Ran Shahor (4)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Victor Halpert (5)	2007	6,000	Nil	Nil	4,078	Nil	Nil	Nil	6,000
Elie Barr (6)	2007	7,500	Nil	Nil	Nil	Nil	Nil	Nil	7,500
Ariel Poppel (7)	2007	2,000	Nil	Nil	Nil	Nil	Nil	Nil	2,000

(1)  Represents the dollar amount recognized in accordance with FAS 123R.

(2) This amount represents legal services provided by Andrew Chamberlain to the Company through Chamberlain Hutchinson Law Office.  Mr. Chamberlain does not receive the per meeting fee identified below.

(3) Amir Gal-Or resigned as a Director of the company on August 22, 2007.

(4) Ran Shahor resigned as a Director of the company on February 21, 2007.

(5) Victor Halpert resigned as a Director of the company on October 19, 2007

(6) Elie Barr was appointed a Director of the company on May 15, 2007.

(7) Ariel Poppel was appointed a Director of the company on August 22, 2007.

During 2007 our directors received $1,000 per board meeting and $500 per committee meeting. Beginning 2008 our directors receive $8,000 per annum for board meetings and $1,000 per annum for each committee they are a member of.  Our Audit Committee Chairman receives $12,000 per year. Directors are entitled to reimbursement of expenses incurred in attending meetings.  In addition, our directors are entitled to participate in our stock option plan.  Members of our board of directors receive annual grants of options as follows:

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

As of December 31, 2007, this maximum number was 36,584,006.  All outstanding options will be subject to the provisions of the new plan.

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

The Company did not grant any options in fiscal 2007.  The fair value of each option granted in the year ended December 31, 2006 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; volatility of 143% based on weekly stock price; risk-free interest rate of 3.25% and expected lives between one to five years.  The weighted-average fair value of options granted during the year ended December 31, 2006 was $0.12.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our shares of Common Stock by each shareholder known to us to be the beneficial owner of 5% of our shares of Common Stock, and by each of our officers and directors.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Ilan Kenig 177 Telegraph Rd #248 Bellingham, WA 98226	2,917,889 (2)	1.57%
Andrew Chamberlain 7222 - 183B Street Edmonton, AB T5T 3Z7	199,305 (5)	Less than 1%
Ken Maddison 2591 Lund Avenue Coquitlam, BC V3K 6J8	602,827 (4)	Less than 1%
Doron Nevo 15 Yakov Hazan Raanana, Israel 43563	314,286 (3)	Less than 1%
David Goldschmidt (13) 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	Nil	Less than 1%
Elie Barr 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	Nil	Less than 1%
Areil Poppel 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	Nil	Less than 1%
William Weidman 136 Shorewood Drive Great Neck, NY 11021	22,631,836 (6)	11.01%
IDB Infinity Venture Capital Group 3 Azrieli Center, Triangle Tower 42nd floor, Tel Aviv 67023 Israel	30,910,314 (8)	14.46%
Gemini Venture Capital Group 9 Hamenofim Street Herzliya Pituach 46725 Israel	13,909,655 (9)	7.07%
SVM Star Venture Capital Group 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	63,310,601 (10)	25.71%
Valley Venture Capital L.P 11 Galgaley Haplada St. Herziliya Pituach 46733 Israel	24,306,242 (11)	11.73%
Directors and Executive Officers as a Group	4,034,307 (7)	2.16%

Nil* - less than 1%

(1) Based on  182,920,028 shares of common stock issued and outstanding as of December 31, 2007.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 2,166,667 shares of common stock exercisable within sixty days.

(3) Includes options to acquire an aggregate of 166,667 shares of common stock exercisable within sixty days.

(4) Includes options to acquire an aggregate of 322,708 shares of common stock exercisable within sixty days.

(5) Includes options to acquire an aggregate of 166,667 shares of common stock exercisable within sixty days.

(6) Includes warrants to acquire an aggregate of 2,210,300 shares of common stock exercisable within sixty days and 1,562,500 shares of common stock underlying a secured convertible note.

(7) Includes options to acquire an aggregate of 2,822,709 shares of common stock exercisable within sixty days.

(8) Includes 1,309,156 shares of common stock underlying convertible notes, warrants to acquire 9,753,307 shares of common stock exercisable within sixty days and Series B preferred shares convertible into 19,847,851 common shares. The natural persons who share voting control and investment power on behalf of the general partner, Infinity Venture Capital Group are  Nochi Dankner, Shelley Bergman, Ruth Manor, and Avraham Livnat.

(9) Includes 582,156 shares of common stock underlying convertible notes, warrants to acquire 4,209,978 shares of common stock exercisable within sixty days and Series B preferred shares convertible into 9,117,521 common shares. The natural persons who share voting control and investment power on behalf of the general partner, Gemini Venture Capital Group, are Yossi Sela, Ed Mlavsky and David Cohen.

(10) Includes 2,530,111 shares of common stock underlying convertible notes, warrants to acquire 18,296,846 shares of common stock exercisable within sixty days and Series B preferred shares convertible into 38,321,531 common shares. The natural person who has voting control and investment power on behalf of the general partner of SVM Star Venture Capital Management is Barel Meir.

(11) Includes 1,041,422 shares of common stock underlying convertible notes, warrants to acquire 7,531,206 shares of common stock exercisable within sixty days and Series B preferred shares convertible into 15,733,614 common shares. David Goldschmidt, a director of the Company, is the General Partner of Valley Venture Capital L.P. and in this capacity exercises voting rights on behalf of the fund.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The audit fees for 2007 and 2006 were Cdn $441,200 and Cdn $235,336, respectively.  All services provided by independent accountants were approved by the audit committee

 Tax Fees.

Tax fees consisted of consulting and preparation of tax returns. The fees were Cdn $9,434 and Cdn $12,135 in 2007 and 2006, respectively.

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

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approve the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 114, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig
By: Ilan Kenig, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ilan Kenig

Ilan Kenig, Chief Executive Officer and Director
(Principal Executive Officer)
May 15, 2008

/s/ Ken Maddison

Ken Maddison, Director
May 15, 2008

/s/ Doron Nevo

Doron Nevo, Director
May 15, 2008

/s/ Elie Barr

Victor Halpert, Director
May 15, 2008

/s/ Andrew Chamberlain

Andrew Chamberlain, Corporate Secretary and Director
May 15, 2008

/s/ Ariel Poppel

Amir Gal-Or, Director
May 15, 2008

/s/ David Goldschmidt

David Goldschmidt, Director
May 15, 2008

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Unity Wireless Corporation

We consent to the incorporation by reference in the registration statements (No. 333-123623) on Form S-8 of Unity Wireless Corporation of our report dated May 1, 2008, with respect to the consolidated balance sheets of Unity Wireless Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 2007, which report appears in the December 31, 2007, annual report on Form 10-KSB of Unity Wireless Corporation. Our report dated May 1, 2008 contains an explanatory paragraph that states that the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

May 14, 2008

Exhibit 31.1

CERTIFICATION

I, Ilan Kenig, Chief Executive Officer of Unity Wireless Corporation (the “Company”), certify that:

(1)    I have reviewed this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007;

(2)    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3)    Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report.

(4)    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

(b)    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)    evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

(5)    The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(ii)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

May 15, 2008

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

Principal Executive Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF  CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Unity Wireless Corporation (the “Company”) on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer,  of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, Chief Executive Officer

Principal Executive Officer and Principal Accounting Officer
May 15, 2008