Form 10QSB
period 2008-03-31
UNITY WIRELESS CORP
filed 2008-06-20
CIK 1100451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-30620

UNITY WIRELESS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	91-1940650
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number

PO Box 106, Tabor Building, Yoqneam Illit 20692, Israel
(Address of principal executive offices)

+972-73-7374700
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

182,920,028 common shares outstanding as of June 20, 2008

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

UNITY  WIRELESS  CORPORATION

(Prepared in accordance with United States
generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

These financial statements have not been reviewed by our independent auditors.

UNITY WIRELESS CORPORATION

Consolidated Balance Sheets (Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

	March 31,2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 128,916	$ 444,130
Restricted cash	302,000	203,000
Accounts receivable less allowance for doubtful accounts of $906,589 (2007 - $906,589)	2,105,357	2,487,499
Inventory (note 4)	1,136,000	1,168,757
Prepaid expenses and deposits	24,000	116,737
	3,696,273	4,420,123
Long-term deposits	19,000	27,000
Deferred financing cost (note 10(d))	72,494	105,777
Amounts funded for employees' right upon retirement (note 9)	360,000	327,000
Equipment, net	567,471	601,536
Goodwill	741,596	741,596
	$ 5,456,834	$ 6,223,032

Liabilities and Stockholders' Deficiency
Current liabilities:
Bank Loan (note 5)	$ 3,647,000	$ 3,672,000
Accounts payable and accrued liabilities (note 6)	14,100,502	12,855,835
Loans payable (note 7)	621,306	460,000
Convertible debentures (note 8)	7,249,151	7,249,151
Product warranty (note 13 (c))	213,709	237,602
	25,831,668	24,474,588
Employees' rights upon retirement (note 9)	414,000	360,000
	26,245,668	24,834,588
Stockholders' deficiency:
Common stock, $0.001 par value 520,000,000 authorized, 182,920,028(2007 – 182,920,028) issued and outstanding	182,920	182,920
Series B convertible non-redeemable preferred shares, $0.001 par value	89	89
Additional paid-in capital	51,320,861	51,320,861
Accumulated deficit	(72,223,880)	(70,046,602)
Accumulated other comprehensive income:
Cumulative translation adjustments	(68,824)	(68,824)
	(20,788,834)	(18,611,556)
	$ 5,456,834	$ 6,223,032

Future operations (note 1)

Commitments (note12)

Contingent liabilities (note 13)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

	2008	2007

Sales	$ 1,251,000	$ 2,171,795
Cost of goods sold	1,487,000	1,532,239
	(236,000)	639,556
Expenses:
Research and development	563,786	743,725
Royalty payments for government grant (note 13 (b))	49,000	66,632
Sales and marketing	126,000	519,756
Depreciation and amortization	34,065	868,686
Exchange loss	147,808	3,715
Interest expense, excluding accretion of interest and loss on debt settlement	491,345	236,898
General and administrative	535,274	532,792
Share compensation expenses	-	112,500
	1,947,278	3,084,704

Operating loss for the period	(2,183,278)	(2,445,148)

Other income	6,000	-
Gain on disposal	-	3,934
Accretion of interest	-	(114,093)

Loss for the period	(2,177,278)	(2,555,307)

Deficit, beginning of period	(70,046,602)	(42,107,387)

Deficit, end of period	$ (72,223,880)	$ (44,662,694)

Basic and diluted loss per common share (note 10(b))	$ (0.01)	$ (0.02)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

	2008	2007

Operations:
Loss for the period	$ (2,177,278)	$ (2,555,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest and loss on debt settlement	-	114,093
Change in employees’ liability upon retirement	21,000	11,000
Gain on disposal	-	(3,934)
Depreciation and amortization	34,065	868,686
Stock-based compensation	-	160,218
Inventory write-down	337,093	-
Non-cash financing costs	33,283	-
Changes in non-cash working capital relating to operations:
Accounts receivables	382,142	593,897
Inventory	(304,336)	241,018
Prepaid expenses and deposits	92,737	(44,110)
Accounts payable and accrued liabilities	1,220,774	(941,496)
	(361,520)	(1,555,935)
Investments:
Change in deposit	8,000	77,000
Restricted cash	(99,000)	(71,000)
Disposition of equipment	-	28,000
Acquisition of equipment	-	(4,000)
	(90,000)	30,000
Financing:
Bank loan	(25,000)	164,000
Loans payable	161,306	(900,000)
Capital lease obligation	-	(99,099)
Cash proceeds on issuance of common shares	-	2,355,560
Share issue costs	-	(141,334)
	136,306	1,379,127
Effect of foreign exchange rate changes on cash and cash equivalents	-	1,435
Decrease in cash and cash equivalents	(315,214)	(145,373)

Cash and cash equivalents, beginning of period	444,130	1,217,792

Cash and cash equivalents, end of period	$ 128,916	$ 1,072,419

Supplementary information (note 14)

See accompanying notes to consolidated financial statements.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

1.

Basis of presentation:

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by the United States generally accepted accounting principles for a complete set of annual consolidated financial statements.  These financial statements have not been reviewed by our independent auditors.  In the opinion of management, all adjustments (consisting solely of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for any other period.

For further information, refer to the consolidated financial statements and footnotes thereto included in Unity Wireless Corporation’s (the “Corporation”) annual report on Form 10-KSB for the year ended December 31, 2007.  Except as indicated in note 2(c), the accounting policies applied in the preparation of these interims consolidated financial statements are consistent with those applied in the consolidated financial statements filed with the Corporation’s annual report.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been significantly financed by debt and equity transactions.  At March 31, 2008, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation’s future operations are dependent upon the identification and successful completion of additional long-term or permanent debt and equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

2.

Significant accounting policies:

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America using the same accounting policies and methods of application as those disclosed in the Corporation’s financial statements for the year ended December 31, 2007 except as noted in note 2(c).

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

(c)

Recent accounting pronouncement:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FAS 115” ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively.  The adoption of this standard did not have any impact on the Company.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

2.

Significant accounting policies (continued):

(c)

Recent accounting pronouncement (continued):

In September 2006, FASB issued SFAS No. 157 entitled “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value to provide greater consistency and clarity on existing accounting pronouncements that require fair value measurements, provides a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning on or after November 15, 2007.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Assets or liabilities that have recurring measurements include cash and cash equivalents and restricted cash which the Company has determined that the fair values, based on quoted prices in active markets for identical assets, are equal to the values recorded on the Company’s balance sheet as at March 31, 2008.

3.   Intangibles:

For the three-month period ended March 31, 2008, intangible amortization was nil (2007 - $738,910)

4.   Inventory:

	March 31, 2008	December 31, 2007

Raw materials	$ 695,000	$ 965,757
Finished goods	441,000	203,000

	$ 1,136,000	$ 1,168,757

During the three-month period ended March 31, 2008, the Corporation recorded $337,093 as a write-down of raw materials, due to obsolete inventory, which was recorded as a charge to cost of goods sold.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

5.    Bank loan:

The Corporation has assumed a bank loan which bears interest at LIBOR + 2% (March 31, 2008 – 6.82%).  The balance of $785,000 as at March 31, 2008 (December 31, 2007 - $763,000) is due by April 30, 2008.  A floating lien has been placed on all assets, monies, property and rights of UW Microwave to secure liabilities to the bank.

The Corporation has assumed a revolving line of credit, of a current maximum of $1,100,000, which bears interest at LIBOR + 2.5% (March 31, 2008 – 7.32%) and is secured by a general floating lien on all of Celletra’s assets.  As at March 31, 2008, the outstanding balance of this line of credit was $1,100,000 (December 31, 2007 - $790,000).

During the year ended December 31, 2007, the Corporation obtained an additional revolving line of credit of a maximum of $2,000,000, with an initial maturity of October 17, 2008, which bears interest at LIBOR + 3.0% (March 31, 2008 – 7.82%) and is secured by a general floating lien on all of Celletra’s assets. As at March 31, 2008, the outstanding balance of this line of credit was $1,762,000 (December 31, 2007 - $1,751,484).

6.    Accounts payable and accrued liabilities:

	March 31, 2008	December 31, 2007

Trade accounts payable	$ 4,769,962	$ 4,315,057
Accrued liabilities	9,330,540	8,540,778

	$ 14,100,502	$ 12,855,835

Included in trade accounts payable is a loan of $276,000, which bears interest at 8% and was due July 3, 2007, payable to former shareholders of Celerica Ltd.  The loan was not repaid on July 3, 2007.  As at March 31, 2008, $250,000 of the loan holders have agreed to convert their loan into common shares of the Company at $0.09 per share.  The conversion is expected to take place in the second quarter of 2008.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

7.   Loan Payable:

In October 2006, the Corporation issued an 8% interest bearing promissory note for $1,500,000, secured by all the assets of the Corporation, plus 3,000,000 share purchase warrants effected pursuant to Regulation D under the Securities Act of 1933.  The note was initially due on December 22, 2006; however, the holders had not demanded repayment of the note.  In accordance with the terms of the note, the rate of interest was increased to 22% after the initial due date.  During the year ended December 31, 2007 the Corporation repaid $1,040,000 of the promissory note.  During 2007, $370,000 of promissory notes had their maturity extended to April 30, 2008 and the interest rate reduced to 8%.  The note was not repaid as at April 30, 2008 and the interest rate has increased to 22% per annum.  The Company is negotiating new terms with these note holders and the note holders of the remaining $90,000 promissory note.

On March 26, 2008 the Corporation agreed to issue $335,136 in promissory notes payable to certain existing shareholders of the company.  The promissory notes bear interest at a rate of 12% per annum and are repayable within 60 days from the date of issuance.  In the event that the promissory notes are not repaid within the 60 days, the interest rate will increase to 18% per annum until the notes are repaid.  The notes may be repaid either through cash or through the issuance of convertible debentures to the note holders.  $161,306 of these funds were received prior to March 31, 2008 with the additional $173,830 received subsequent to March 31, 2008.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

8.

Convertible debentures:

The following table discloses the terms and principal values of the convertible debentures outstanding:

				As at March 31, 2008	As at December 31, 2007
Issue Date	Interest	Conversion Price	Maturity Date	Face Value	Face Value
August 2004(a)	8%	$ 0.16	February 28, 2009	$ 700,000	$ 700,000
February 2005(b)	8%	$ 0.16	February 28, 2009	400,000	400,000
February 2005(b)	8%	$ 0.09	December 13, 2009	700,000	700,000
March 2005(c)	8%	$ 0.20	March 24, 2007	228,594	228,594
February 2006(d)	8%	$ 0.09	December 13, 2009	2,200,000	2,200,000
June 2006(e)	-	$ 0.25	June 12, 2007	1,750,000	1,750,000
December 2006(f)	8%	$ 0.09	December 13, 2009	1,268,957	1,268,957
September 2004	8%	$ 0.18	September 28, 2006	1,600	1,600
			Total	7,249,151	7,249,151
			Current portion	(7,249,151)	(7,249,151)
			Long-term	$ -	$ -

The debentures are secured by all the assets of the Corporation and the Corporation is restricted from issuing dividends during the period that the convertible debentures remain outstanding.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

8.

Convertible debentures (continued):

(a) Issue date: August 31 2004

During the three-month period ended March 31, 2008, no debentures were converted.

(b) Issue date: February 11, 2005

During the three-month period ended March 31, 2008, no debentures were converted.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability.

(c) Issue date: March 24, 2005

During the three-month period ended of March 31, 2008 no debentures were converted.

The notes came due on March 24, 2007.  As per the terms of the agreement, the interest rate will increase to 20% per annum, unless waived by the holders. The Company is currently negotiating new terms with the note holders.

(d)

Issue date: February 28, 2006

During the three-month period ended March 31, 2008, no debentures were converted.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability.

(e)

Issued date: June 12, 2006

During the three-month period ended March 31, 2008, no debentures were converted.  The note was initially due on June 12, 2007, however, the holders have not demanded repayment of the note and the note remains outstanding. The Company is currently negotiating new terms with the note holders.

 (f)

Issue date: December 13, 2006

During the three-month period ended March 31, 2008, no debentures were converted.  In accordance with the provisions of the debenture, the Corporation recorded these debentures as current liability.  Shareholders considered to be related parties hold $439,962 of this debenture.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

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

10.

Common stock:

(a)

Issued and outstanding

During the three-month period ended March 31, 2008, the Corporation did not issue any securities.

During the year ended December 31, 2007, the Corporation completed the sale of 27,839,558 and 5,545,454 units at a price of $0.09 and $0.11, respectively, per unit for total gross proceeds of $3,115,260. Each unit consists of one share of common stock and one and a half common stock share purchase warrants, each whole warrants being exercisable for a period of 5 years from closing to acquire an additional share of common stock at an exercise price $0.10 per share.  Pursuant to the terms of the subscription agreement, the Corporation is required to register the shares issued by June 30, 2007 and December 31, 2007, respectively, which has not occurred to date.  As such, the Corporation may be subject to pay partial liquidated damages equal to 1.0% per month of the aggregate purchase price paid by such subscriber pursuant to the subscription agreement for any shares then held by such subscriber, for each month the registration of the shares is outstanding, subject to an overall limit of up to 24 months of partial liquidated damages. The Corporation believes that it is remote that any amount will be paid under the registration statement.

In connection with the equity financing, the Corporation also issued, as investment banking fees, warrants to purchase 1,413,330 shares of common stock at an exercise price of $0.10 per share and an expiry date of five years from the date of issuance, valued at $125,877, and paid cash fees of $140,825.  In accordance with the terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon the exercise of warrants.  These warrants have not been registered, however, the registration right agreement does not provide for any penalties if the shares are not registered.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

10.

Common stock (continued):

 (b)

Loss per share:

The following table sets forth the computation of basic and diluted loss per share:

	2008	2007
	(unaudited)	(unaudited)

Loss for the period	$ (2,177,278)	$ (2,555,307)

Weighted average number of
common shares outstanding	182,920,028	120,229,958

Basic and diluted loss per common share	$ (0.01)	$ (0.02)

For the three-month period ended March 31, 2008 and 2007, all of the Corporation’s common shares issuable upon the exercise of outstanding stock options and warrants were excluded from the determination of dilutive loss per share as their effect would be anti-dilutive.

 (c)

Stock option plan:

The fair value of stock options are determined using the Black-Scholes option-pricing model. The Corporation has recorded nil and $160,218 of stock-based compensation expense during the three-month period ended March 31, 2008 and 2007, respectively.

The Corporation grants options to employees and non-employees. There were no options granted to employees during the three-month period ended March 31, 2008 or 2007.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

10.

Common stock (continued):

Stock option transactions for the respective period and the number of stock options outstanding are summarized as follows:

		Outstanding	Options
	Shares available to be granted under option	Number of common shares issuable	Weighted average exercise price

Balance, December 31, 2007	31,564,006	5,020,000	$ 0.26

Options granted	-	-	-
Options expired	143,750	(143,750)	0.16
Options exercised	-	-	-
Increase in reserved for issuance	-	-

Balance, March 31, 2008	31,707,756	4,876,250	$ 0.26

The intrinsic value of a stock option is calculated as the quoted market price of the stock at the balance sheet date less the amount an employee must pay to acquire the stock. As at March 31, 2008, the intrinsic value of exercisable options was nil.  The aggregate intrinsic value of stock options exercised during the three-month period ended March 31, 2008 was nil.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

10.

Common stock (continued):

 (c)

Stock option plan (continued):

As of March 31, 2008, total unrecognized compensation cost related to unvested stock options was nil.

The following table summarizes information about stock options under the plan outstanding at March 31, 2008:

		Options Outstanding		Options Exercisable
Range of exercise prices	Number outstanding at March 31, 2008	Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number outstanding at March 31, 2008	Weighted average exercise price

$0.11 - 0.20	2,183,333	1.83	$ 0.15	1,863,541	$ 0.15
$0.23 - 0.29	1,692,917	2.00	$ 0.27	1,692,917	$ 0.27
$0.30 - 0.35	600,000	1.25	$ 0.35	600,000	$ 0.35
$0.70	400,000	1.25	$ 0.70	400,000	$ 0.70

	4,876,250	1.77	$ 0.26	4,556,458	$ 0.27

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Stock options have initial terms of five years.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

10.

Common stock (continued):

(d)

Warrants:

The following transferable share purchase warrants were outstanding as at March 31, 2008:

Expiry date	Exercise price per share	Number of shares
October 01, 2008	$ 0.25	150,000
June 08, 2009	0.40	600,000
August 17, 2009	0.20	648,386
August 17, 2009	0.22	648,386
August 17, 2009	0.27	648,387
August 17, 2009	0.30	648,387
August 31, 2009	0.10	500,000
August 31, 2009	0.16	1,250,000
October 13, 2009	0.20	150,000
February 11, 2010	0.10	2,500,000
February 11, 2010	0.16	2,000,000
March 24, 2010	0.20	625,000
July 01, 2010	0.40	75,000
July 01, 2010	0.50	75,000
February 28, 2011	0.10	6,875,000
February 28, 2011	0.16	1,375,000
October 31, 2011	0.10	1,500,000
October 31, 2011	0.15	1,500,000
December 13, 2011	0.10	46,087,017
December 21, 2011	0.10	17,007,598
January 05, 2012	0.10	9,496,667
February 28, 2012	0.10	19,089,336
March 05, 2012	0.10	12,086,669
May 26, 2012	0.10	1,666,667
June 07, 2012	0.10	833,334
September 17, 2012	0.10	8,318,181
October 17, 2012	0.09	5,555,555

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

10.

Common stock (continued):

In 2007, in connection with the establishment of a revolving line of credit (note 5), the Corporation issued 5,555,555 warrants at a price of $0.09 and an expiry date of five years from the date of issuance.  These warrants are convertible into either preferred shares or common shares at the election of holder.  The fair value of these warrants was determined to be $133,133 (as calculated using the Black-Scholes model with the following weighted-average assumptions: no dividend yield; volatility of 134% based on daily stock price; risk-free interest rate of 4.22%; and a term of five years) resulting in a financing charge being amortized on a straight line basis over one year, the initial term of the credit facility.  During the year ended December 31, 2007, $27,356 had been recorded as financing charges in general and administrative expenses with an additional $33,283 recorded during the three month period ended March 31, 2008.  The remaining portion of $72,494 recorded as deferred financing cost will be amortized over the remaining term of the credit facility.  In accordance with the terms of the Warrant Agreement, the Corporation is required to register the shares issuable upon the exercise of warrants.  The registration right agreement does not provide for any penalties if the shares issuable are not registered.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

11.  Segmented information:

(a)

Segment information:

During the three-month period ended March 31, 2008 and 2007, the Corporation was operating only in the RF power amplifier segment and coverage enhancement solutions.

(b)

Geographic information:

For the three-month ended March 31, 2008, ten percent and ninety percent of our assets are located in Canada and Israel, respectively.  A summary of sales by region of customer location is as follows ($000):

	2008	2007
United States	$ 404	411
Canada	-	188
Hungary	61	238
India	307	563
Turkey	-	154
Russia	349	51
Vietnam	-	415
Cameroon	-	73
Other	130	79
Total sales	$ 1,251	$ 2,172

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

11.  Segmented information (continued):

 (c)

Major customers:

Sales to customers representing greater than 10% of total sales are as follows ($000):

	2008	2007

Customer A	$ 404	$ -
Customer B	349	415
Customer C	222	563

(d) Accounts receivable representing greater than 10% of total outstanding accounts receivables were shown as follow ($000):

	2008	2007

Customer A	$ 1,718	$ -

12.

Commitments:

The Corporation has the following future minimum lease commitments for premises:

2008	$ 162,000
2009	165,000
2010	13,000

$ 340,000

For the three-month period ended March 31, 2008, rent expenses were $47,000 (2007 - $42,200)

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

13.

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

(b)

Contingent liability on sale of products:

(i)

Under a license agreement, the Corporation is committed to make royalty payments based on the sales of products using certain technologies.  Royalties are calculated based on 5% to 6% of sales of licensed products sold integrating the XNN Technology into various products to a minimum of $150,000 within twelve months subsequent to the first commercial sales of the integrated product.  No such sales have occurred to March 31, 2008.

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

(iii)

Under an agreement with the Canada Israel Industrial Research & Development Foundation, the Corporation is eligible to receive conditionally repayable government assistance amounting to $262,078 (CDN$350,000) to support the development of a multi-carrier linear power amplifier.  To date, the Corporation claimed gross proceeds of $98,622 (CDN$ 116,667) in 2005, which have been recorded as government grant income as a reduction of expenses incurred.  Under the terms of the agreement, commencing with the first commercial transaction, the assistance is repayable to the extent of 2.5% of yearly gross sales until 100% of the grant has been repaid. As of March 31, 2008, the Corporation has not yet commenced the commercialization of such product, and thus no repayment is required.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

13.

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

The maximum amount that could be repaid under this program for royalties, based on royalty-bearing government participation, totaled approximately $14,344,000 as of March 31, 2008.  For the three-month period ended March 31, 2008, the Corporation recorded  $49,000 (2007 – $59,000) as royalty expense in its statement of operations.

Such amount excludes potential increase resulting from the above-mentioned sale of rights.

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

13.

Contingent liabilities (continued):

(b)

Contingent liability on sale of products (continued):

(v)  The Corporation received government grants from the Fund for the Encouragement of Marketing Activities Abroad (“The Fund”) as participation in the funding of an approved marketing plan for 2002. The Corporation is committed to pay royalties to the Israeli Government at a rate of 4% of the increase in sales per year up to 100% of the amount of the grants received, with the addition of interest at LIBOR, computed on the increase in export sales beginning with the end of the first year after the year of the approved plan. These payments will continue until the grants are fully repaid.

Under certain limited circumstances, the Fund may withdraw its approval of the marketing plan. Upon withdrawal of approval, The Corporation may be required to refund the grants, in whole or in part, with or without interest, as the Fund determines.

The aggregate potential liability in respect of the said grants on March 31, 2008 amounts to $72,000.

(c)

Product warranties:

The Corporation provides for estimated warranty costs at the time of product sale.  Warranty expense accruals are based on best estimate with reference to historical claims experience.  Since warranty estimates are based on forecasts, actual claim costs may differ from amounts provided.  An analysis of changes in liability for product warranties follows:

Balance, December 31, 2007	$ 237,602
Expenditures	(23,893)
Balance, March 31, 2008	$ 213,709

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

14.

Supplementary information:

(a)  Cash flow information:

	2008	2007

Cash paid for:
Interest	$ 84,000	$ 33,887
Non-cash financing and investing activities:
Issuance of warrants in settlement of investment banking fees	-	125,877
Issuance of common shares in settlement of accounts payable	-	149,235

(b)

Allowance for doubtful accounts:

Balance, December 31, 2007	$ 906,589
Provision for doubtful accounts	-

Balance, March 31, 2008	$ 906,589

UNITY WIRELESS CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Prepared in accordance with United States generally accepted accounting principles)

Three months ended March 31, 2008 and 2007 (unaudited)

15.

Sale of amplifier business:

On February 25, 2008, Unity Wireless Corporation, through its subsidiary Unity Wireless Systems Corporation, entered into an Asset Purchase Agreement for the sale of the net assets and operations of its amplifier business to Moventis Wireless Inc (“Moventis”).  In accordance with the Asset Purchase Agreement, the purchase price is $3,000,000 plus a royalty equal to 5% of annual gross sales over $5,000,000 generated by the assets of the acquired business for a period of three years.  The Purchase Price will be paid and satisfied by way of an offset against outstanding debt owed from the Corporation and its subsidiaries to PTL Electronics Ltd. (“PTL”), which is a company related to Moventis.  In connection with the Asset Purchase Agreement, Unity and its subsidiaries also entered into a manufacturing services agreement with PTL under which Unity has committed to use PTL (or its related companies) as its exclusive manufacturer of printed circuit board assembly products for a period of 24 months, or until all debt owed from Unity and its subsidiaries to PTL is repaid in full.  Closing of the above transaction is subject to receiving the approval of the transaction by certain lien holders on the Company's assets as well as other conditions to be met as specified in the agreement.  As of June 20, 2008, the transaction had not closed.

As settlement of the remaining debt owed by Unity and its subsidiaries to PTL, Unity agreed to issue 12,000,000 common shares to PTL (or its nominee) and to enter into a promissory note agreement in the amount of $1,878,141 in favor of PTL. Unity will provide PTL with a piggy-back registration rights agreement for the common shares.  The promissory note bears interest at 10% and is repayable over 24 months commencing May 15, 2008, with payments of $20,000 per month for the first twelve months and payments of $50,000 per month thereafter.  The note will be secured by a general security agreement subordinated to existing security interests. Additionally, Unity has committed that, in the event that Unity or any of its related companies completes any equity or debt financing, then the lesser of 20% of such financing, or the outstanding balance of the promissory note shall be paid to PTL.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the financial condition, changes in financial condition, and results of operations of Unity Wireless Corporation should be read in conjunction with our most recent financial statements and notes appearing:  (1) in this Form 10-QSB; and (2) the Form 10-KSB for the year ended December 31, 2007 filed on May 15, 2008.

The financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business.  Operations to date have been primarily financed by borrowing and equity transactions.  Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful.  If we are not, we will be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.  The auditors' report on the audited consolidated financial statements for the fiscal year ended December 31, 2007 contained in the 10-KSB filed on May 15, 2008, includes an explanatory paragraph that states that as we have suffered recurring losses from operations, substantial doubt exists about our ability to continue as a going concern.  The audited consolidated financial statements or the interim quarterly unaudited consolidated financial statements included with this quarterly report do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we are unable to continue as a going concern.

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

Results of Operations

Three-month period ended March 31, 2008 and 2007:

Sales and Cost of Goods Sold

Sales for the three-month period ended March 31, 2008 were $1,251,000, a decrease of 42.4% or $920,795, from $2,171,795 for the three-month period ended March 31, 2007.  The decrease in sales is primarily a result of temporary slow down in business in India, along with closing the facilities in China and preparations for manufacturing in India.

Cost of goods sold during the three-month period ended March 31, 2008 was $1,487,000 resulting in a gross loss of $236,000, compared to cost of goods sold of $1,532,239 for the three-month period ended March 31, 2007 resulting in a gross margin of $639,556 or 29.45% of sales.

The decrease in gross margin is largely attributed to:

-

Decrease in Inventory due to write off of the inventory in China.

-

Closing of our manufacturing site in China caused short term increase in cost, as procurement is in small quantities until we complete setting up the manufacturing site in India;

Operating Expenses

Research and Development

Research and development expenses for the three-month period ended March 31, 2008 were $563,786, a decrease of $ 179,939 or 24.2% from $743,725 for the three-month period ended March 31, 2007. This decrease was primarily the result of the restructuring of the company, following the acquisitions in 2006.

Sales  and Marketing

With the additional two new major product lines, and entering into new major markets such as India, Russia, and South East Asia, through the 2006 acquisition processes, our sales and marketing expenses for the three-month period ended March 31, 2008 were $126,000, a decrease of $393,756 or 75.6% from $519,756 for the three-month period ended March 31, 2007.   This decrease was primarily the result of the restructuring of the company which allowed us to reduce the sales personnel headcount.

Depreciation and Amortization

Depreciation and amortization expenses for the three-month period ended March 31, 2008 were  $34,065, a decrease of $834,621, from $868,686 for the three-month period ended March 31, 2007. This decrease was primarily the result of the write off of the intangible assets, at December 31, 2007, recorded relating to the acquired companies in 2006.

Exchange Loss

Exchange loss for the three-month period ended March 31, 2008 was $147,808, an increase of $144,093, from $3,715 for the three-month period ended March 31, 2007 due to fluctuations in the currency exchange rate between the U.S, Israel and Canada.

Interest Expense

Interest expense for the three-month period ended March 31, 2008 increased by $254,447 to $491,345  from $236,898 for the three-month period ended March 31, 2007. This increase was primarily the result of the increase in interest expense related to the increased use of line of credits.

General and Administrative

General and administrative expenses for the three-month period ended March 31, 2008 slightly increased to $535,254, an increase of $2,462, from $532,792 for the three-month period ended March 31, 2007.

Share compensation expense

Celletra’s share compensation expenses were $112,500 for the period ended of March 31, 2007.  At the request of the Celletra’s former shareholders, 5% of the total consideration paid for the company, or 4,500 Preferred Shares, were issued to a trust controlled by the selling shareholders.  The trust was instructed to issue the shares to current and former employees of Celletra if at any time within one year after the closing date, the price per share of the Company’s common stock was equal to or exceeded $0.20 for a period of seven consecutive days.  If this target share price was met, the shares were to be distributed.  If this milestone was not achieved the shares would be returned back to the selling shareholders of Celletra.  This milestone was not achieved and, as such, the shares were returned back to the selling shareholders of Celletra.  These employees were not shareholders of Celletra.  As a result of the shares issued to the Celletra selling shareholders, those selling shareholders became significant (ie: holding greater than 10%) shareholders of the Company.  In accordance with FAS 123(R), the Company has calculated the fair value of compensation relating to these shares that may be issued to current and former employees, to be $450,000 and amortized the amount on a straight line basis over one year.  The full amount has been amortized as of December 31, 2007.

Other Expenses

Accretion of Interest

Accretion of interest for the three-month period ended March 31, 2008 was nil, compared to $114,093 for the three-month period ended March 31, 2007.   As at December 31, 2007 all interest had been accreted.

Loss for the Quarter Ended March 31, 2008

Loss for the three-month period ended March 31, 2008 decreased by 14.3% or to $2,177,278 from $2,555,307 for the three-month period ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. We had an accumulated deficit at March 31, 2008 of $72,223,880.  During the three-month period ended March 31, 2008, we incurred a net loss of $2,177,278.

During the three-month period ended March 31, 2008, our cash position was decreased to $128,916. This decrease was primarily due to the repayment made to the trade payables and the short-term loan.

During the three-month period ended March 31, 2008, we did not purchase any equipment.

Other than leases for premises, leased vehicles and equipment commitments for an aggregate of  $340,000 through 2010, we have no material commitments outstanding at March 31, 2008.

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

While convertible notes and warrant purchase Agreements dated August 31, 2004, February 11, 2005, March 24, 2005, February 28, 2006 and December 13, 2006 are outstanding, we cannot declare dividends on our common shares. As of March 31, 2008, we had working deficit of $22,135,395, our operations presently have net cash outflow of $381,520. Our ability to continue as a going concern may be dependent upon one or more factors, that may include: our ability obtaining further financing; an increased rate of market acceptance of our current products and any new product offerings that we may introduce; the continuing successful development of our products and related technologies; and achieving a profitable level of operations Moving forward, although the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitment.  Our Auditors’ report on our 2007 consolidated financial statements includes an additional explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Item 3. Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 (“Evaluation Date”). Based on such evaluation, our principal executive officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures are not adequately designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

More specifically, based on our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, we have identified the following internal control deficiencies that we considered to be material weaknesses:

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

2.  Lack of a permanent senior financial officer.  In March 2007, our Chief Financial Officer resigned from the company.  Since this time, we have obtained senior finance assistance on a contract basis to assist in preparing and filing our financial reports with the Securities and Exchange Commission and with other corporate finance matters as required on a project basis.  While the absence of a permanent Chief Financial Officer is a material weakness, this weakness is partially mitigated by our Chief Executive Officer fulfilling many of the duties of the former Chief Financial Officer.  Subsequent to March 31, 2008 the Corporation has hired a permanent Chief Financial Officer.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We did not change our internal control over financial reporting during our first fiscal quarter of 2008 in connection with the results of management’s report, nor have we made any changes to our internal control over financial reporting as of June 20, 2008 except for the hiring of a permanent Chief Financial Officer.

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

During the three-month period ended March 31, 2008, the Corporation did not issue any securities.

 Item 6. Exhibits

 (a) Exhibits Required by Item 601 of Regulation S-B

Exhibit Number

Description

31.1

Certification of Ilan Kenig pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Doron Shachar pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of Ilan Kenig pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Doron Shachar pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY WIRELESS CORPORATION

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer
(Principal Executive Officer)
June 20, 2008

/s/ Doron Shachar

By: Doron Shachar, Chief Financial Officer
(Principal Financial Officer)
June 20, 2008

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

Date: June 20, 2008

/s/ Ilan Kenig

Ilan Kenig
Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Doron Shachar, certify that:

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

Date: June 20, 2008

/s/ Doron Shachar

Doron Shachar
Chief Financial Officer

(Principal Financial Officer)

 Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ilan Kenig, Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ilan Kenig

By: Ilan Kenig, President, Chief Executive Officer

(Principal Executive Officer)
June 20, 2008

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unity Wireless Corporation (the “Company”) on Form 10-QSB for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Doron Shachar, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Doron Shachar

By: Doron Shachar, Chief Financial Officer

(Principal Financial Officer)
June 20, 2008